Form 10-K
period 1993-12-31
CPC INTERNATIONAL INC
filed 1994-03-30
CIK 25350

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993    COMMISSION FILE NUMBER 1-4199

                             CPC INTERNATIONAL INC.
             (Exact name of registrant as specified in its charter)

                    DELAWARE                                36-2385545
         (State or other jurisdiction of                 (I.R.S. employer
          incorporation or organization)              identification number)

        INTERNATIONAL PLAZA, P.O. BOX 8000
              ENGLEWOOD CLIFFS, N.J.                        07632-9976
     (Address of principal executive office)                (Zip Code)

(Registrant's telephone number, including area code)       201-894-4000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                       Name of each exchange
             Title of each class                        on which registered
             -------------------                       ---------------------
             8 1/2% sinking fund
             debentures, due April 15, 2016                   New York
             -----------------------------                 ---------------
                                                           New York  Geneva
                                                           Chicago   London
                  Common Stock                             Pacific   Paris
             par value $.25 per share                      Basle     Zurich
                                                           Frankfurt

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES   X     NO
                                     -----      -----

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K /X/

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                                  Aggregate market value
                                         Outstanding at       held by non-affiliates of the
                Class                   January 31, 1994     registrant at January 31, 1994
    ----------------------------        ----------------     ------------------------------
    Common stock, par value $.25           149,733,814              $7,318,240,159


                      DOCUMENTS INCORPORATED BY REFERENCE

      1. Portions of registrant's Annual Report to Stockholders for year ended December 31, 1993 are incorporated into Part I, Part II hereof.

      2. Portions of the registrant's Proxy Statement dated March 16, 1994 are incorporated into Part III hereof.

                                    PART I


ITEM 1.  BUSINESS

     CPC International Inc. and its consolidated subsidiaries (the
"Company") is a worldwide group of businesses, principally engaged in two major industry segments: consumer foods and corn refining. The development of the Company's business since the beginning of 1993 and financial information on business segments and geographical divisions are described in the 1993 Annual Report to Stockholders (the "Annual Report"), the following portions of which are incorporated herein by reference:

     -    Text on pages 4 through 16 under the heading "Consumer Foods
          Business".

     -    Text on pages 16 through 20 under the heading "Corn Refining".

     -    Text on pages 20 through 24 under the heading "New Frontiers".

     - Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 27 through 30.

     -    Business Segment and Geographic Financial Information on pages
          46 and 47.

     - Financial Statements and Notes to Financial Statements on pages 31 through 44.

     The Company employs approximately 39,000 people of whom approximately 31,100 are located outside the United States. Total employee costs amounted to $1.3 billion in 1993 compared with $1.2 billion and $1.1 billion in 1992 and 1991, respectively.

     The Company's products are manufactured from raw materials, including soybean and other vegetable oils, peanuts, corn and wheat, all of which are, and are expected to continue to be, in adequate supply. As prices of these materials depend upon a number of such unpredictable factors as farm plantings and weather, and as the Company engages in only limited price hedging, fluctuations in raw material prices may have an effect on the Company's earnings.

     The Company's products are sold primarily by the sales organizations of its various operating units and subsidiaries. Exports represent a small portion of total net sales. Mayonnaise sales accounted for 11.7 percent, 11.5 percent and 11.8 percent of consolidated net sales in 1993, 1992 and 1991, respectively.

     The Company has approximately 1,600 trademarks, some of which are of significant importance to the Company, particularly in the consumer foods business. The Company also has over 1,600 patents of various durations, some of which are licensed to affiliates and joint ventures in which the Company or an affiliate participates. No individual patent has a material effect on the earnings of the Company.

     The Company's products, both within the United States and abroad, generally face strong competition, and as a result, the Company engages in extensive marketing, advertising and promotional activities, particularly with respect to its consumer products. The Company also conducts continuous market research to assist in determining consumer preferences. The amount spent on these activities was $643 million in 1993, $663.5 million in 1992, and $624.2 million in 1991.

     In addition, the Company conducts product and process research and development activities. Research related to food and food technology is conducted at facilities in Somerset, New Jersey, Heilbronn, Germany, and Thayngen, Switzerland, and corn refining research and product support activities are provided from facilities at Argo, Illinois and Beloit, Wisconsin.

     Research has resulted in the development of new and improved products based on studies in nutrition, food technology, vegetable oils, enzymes, carbohydrates, and carbohydrate-derived products, as well as developments and improvements in process technology. The amount spent for research and development in 1993, 1992, and 1991 was $49.3 million, $45.7 million, and $39.6 million, respectively. Research and development expenditures increased by $3.6 million in 1993 reflecting mostly additional spending for consumer foods research. Approximately 600 full-time professional employees were engaged in such activities during 1993.

     The Company operates in 58 countries, and accordingly, operations are subject to varying degrees of political risk and uncertainty. Loss of earnings from any one country other than the United States would not have a material adverse effect on the Company as a whole.

ITEM 2.   PROPERTIES

     The Company's headquarters buildings in Englewood Cliffs, New Jersey are held under a lease which, including all renewal terms, expires in May 2019. The Company owns or leases other property appropriate to its business, including distribution centers and warehouses. None of the leases involved is considered to be a material lease.

     The Company has a total of 134 operating plants, of which 29 are in the United States, 8 in Canada, 38 in Europe, 14 in Africa and the Middle East, 34 in Latin America and 11 in Asia. These include seven plants owned by joint ventures in Hong Kong, Malaysia, Philippines, Taiwan and Thailand in which the Company owns fractionally more than 50% of the equity. The Company has a 50% interest in other joint ventures which operate three plants, one of which is located in each of Asia (consumer foods products), Latin America (corn refining products), and the United States (fuel ethanol).

     Of the Company's 134 plants, 112 plants are engaged solely in the manufacture of consumer food products, 21 are engaged in the manufacture of corn refining products, 8 of which also produce consumer food products; and 1 plant is engaged in the manufacture of other products. In general, it is the Company's belief that its plants are suitable and adequate for its needs, and, subject to fluctuations in market demand, are fully utilized.

     Included on the following page is a complete listing of all plants owned and operated by the Company and its consolidated subsidiaries as of December 31, 1993. Based on past loss experience, the Company believes it is adequately insured in respect of these assets, and for liabilities which are likely to arise from its operations.

THE CONSUMER FOODS FACILITIES ARE AS FOLLOWS:

UNITED STATES: ARKANSAS-Little Rock; CALIFORNIA-Placentia, Santa Fe Springs; CONNECTICUT-Greenwich; FLORIDA-Riviera Beach, West Palm Beach; ILLINOIS-Argo, Chicago, Franklin Park; INDIANA-Indianapolis; MASSACHUSETTS-Weymouth; MARYLAND-Frederick; NORTH CAROLINA- Asheboro, Gastonia; NEW JERSEY-Bayonne, Jersey City, Totowa; NEW YORK-Bronx; TEXAS-Irving; WASHINGTON-Seattle; WISCONSIN-Germantown, Milwaukee (2), Oconomowoc; PUERTO RICO-Arecibo

CANADA: ONTARIO-Cardinal; QUEBEC-Baie d'Urfe, Boisbriand, Pointe
Claire(2)

EUROPE: AUSTRIA-Wels; CZECH REPUBLIC-Hradec, Zabreh; DENMARK-Copenhagen, Frederiksberg, Levring, Rodovre, Vadum; FRANCE-Duppigheim (2), Faverolles, Ludres (Nancy), Verneuil; GERMANY-Auerbach, Bremen, Heilbronn, Krefeld, Reinbek, Wittingen; GREECE-Schimatari; HUNGARY-Roszke; IRELAND-Dublin; ITALY-Acerra, Calderara (Bologna), Sanguinetto; NETHERLANDS-Baarn, Loosdrecht; POLAND-Poznan (2); PORTUGAL-Carregado; SPAIN-Martorell; SWEDEN-Simrishamn; SWITZERLAND-Carouge, Thayngen; UNITED KINGDOM-Burton-on-Trent, Lifton, Paisley, Redditch

LATIN AMERICA: ARGENTINA-Barracas, Florida, Mendoza, Pilar, Tucuman; BRAZIL-Anastacio, Campina Grande, Garanhuns, Pouso Alegre, Resende; COLOMBIA-Barranquilla (2), Cali; COSTA RICA-Ala Juela; DOMINICAN REPUBLIC-Santo Domingo; MEXICO-Aguascalientes, Aguida, Lerma; PERU-Callao; URUGUAY-San Carlos; VENEZUELA-Maracay, Valencia

AFRICA & MIDDLE EAST: ISRAEL-Arad, Arara, Beit-Yitzak, Hadera, Haifa, Zefat; KENYA-Nairobi, Nakuru; LA REUNION-Bras-Panon; MOROCCO- Casablanca; SAUDI ARABIA-Yanbu; TUNISIA-Grombalia; TURKEY-Cayirova,

ASIA: HONG KONG-Tai Po; INDIA-Dharwad, Thane; MALAYSIA-Kuala Lumpur; PHILIPPINES-Las Pinas, Paranaque; TAIWAN-Hsin Chu Hsien, Tu-Cheng; THAILAND-Bangpoo

THE CORN REFINING FACILITIES ARE AS FOLLOWS:

UNITED STATES: CALIFORNIA-Stockton; ILLINOIS-Argo; NORTH CAROLINA-Winston-Salem

CANADA: ONTARIO-Cardinal, London, Port Colborne

LATIN AMERICA: ARGENTINA-Baradero*, Rio Segundo; BRAZIL-Balsa Nova, Cabo*, Mogi-Guacu*; CHILE-Llay-Llay*; COLOMBIA-Barranquilla, Cali*, Medellin; HONDURAS-San Pedro Sula*; MEXICO-Guadalajara*, San Juan del Rio

ASIA: MALAYSIA-Petaling Jaya; PAKISTAN-Faisalabad*

AFRICA: KENYA-Eldoret

The OTHER PRODUCTS facility which produces enzymes is located in Beloit, Wisconsin.

__________
* Indicates corn refining plant that also produce consumer foods products.

ITEM 3.  LEGAL PROCEEDINGS

     There have been no material developments in the legal proceedings as previously reported on Form 10-Q for the quarter ended June 30, 1993.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.


                      EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below are the names and ages of all elected officers of the Registrant, as of December 31, 1993, indicating their positions and offices with the Registrant and the period during which each has served as such:

                                  All positions and offices
       Name           Age            with the Registrant
       ----           ---         -------------------------
Charles R. Shoemate   54    Chairman of the Board since September 1990;
                            Chief Executive Officer since August 1990;
                            President since October 1988;
                            Vice President, 1984 - October 1988 and
                            Director since October 1988.

Robert J. Gillespie   51    Senior Vice President since September 1991;
                            Vice President since 1981
                            and Director since October 1988.

Alain Labergere       59    Senior Vice President since November 1991;
                            Vice President since January 1991 and
                            Director since December 1992.

Konrad Schlatter      58    Chief Financial Officer since July 1993;
                            Senior Vice President since April 1990;
                            Vice President since 1987, Comptroller
                            1981-1987.

Clifford B. Storms    61    Senior Vice President since October 1988,
                            Vice President, 1973 - October 1988;
                            and General Counsel since 1975.

Angelo S. Abdela      51    Vice President since 1990; Treasurer since 1981.

Richard P. Bergeman   55    Vice President since 1982.

Michael J. Bevilacqua 54    Vice President since 1992.

Charles Feldberg      60    Vice President since 1984.

Gordon F. Granger     56    Vice President since 1990.

Lawrence K. Hathaway  49    Vice President since 1990.

Bernard H. Kastory   48     Vice President since 1992.

Axel C.A. Krauss     49     Vice President since 1992.

Fred C. Meendsen     60     Vice President since 1984.

Eugene J. Northacker 52     Vice President since 1992.

John W. Scott        58     Vice President since 1985.

Samuel C. Scott      49     Vice President since 1991.

James E. Healey      52     Comptroller since 1987.

John B. Meagher      57     Secretary since 1981.


     All of the above officers, except Lawrence K. Hathaway who joined the Company in May 1989, have been executives of the Company for at least five years.

     Mr. Hathaway joined CPC in May 1989 as president of the Best Foods
Grocery Products Unit. Prior to that, he was president of the convenience food division and then the cereals division of the Quaker Oats Company. Before joining Quaker in 1986, he was division president and general manager - health and beauty products for Chesebrough-Pond's Inc.

     All officers serve at the pleasure of the Board of Directors.


                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTER

     Information regarding the principal markets for the Company's common stock and market prices for each quarterly period during the past two years is set forth on pages 48 and 49 of the Annual Report and is incorporated herein by reference.

     The approximate number of equity stockholders as of December 31, 1993 was 31,400.

     The history of the Company's dividends declared for the last two years on pages 48 and 49 of the Annual Report is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

     Selected financial data for the eleven years ended December 31, 1993 for the Company, as set forth on pages 48 and 49 of the Annual Report, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis of financial condition and results of operations of the Company for the three years ended December 31, 1993, is set forth on pages 27 through 30 of the Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements comprising the consolidated balance sheets at December 31, 1993, 1992, and 1991, consolidated statements of income, stockholders' equity and cash flows, and notes to financial statements for the years then ended, are set forth on pages 31 through 44 of the Annual Report.

     Selected quarterly financial data for the years ended December 31, 1993 and December 31, 1992, set forth on pages 48 and 49 of the Annual Report is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     Not applicable.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company's Proxy Statement dated March 16, 1994 (the "1994 Proxy Statement") has been filed pursuant to Regulation 14A and is incorporated herein by reference. Information regarding directors of the registrant is set forth on pages 14 through 19 of the 1994 Proxy Statement under the caption "Election of Directors". Information regarding executive officers of the registrant is set forth on pages 4 and 5 of this report.

ITEM 11. EXECUTIVE COMPENSATION

     Information regarding executive compensation is set forth on pages 9 through 13 of the 1994 Proxy Statement under the caption "Executive Compensation and Stock Ownership Tables".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management is set forth on pages 9 and 13 of the 1994 Proxy Statement under the caption "Executive Compensation and Stock Ownership Tables".

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
         8-K

     a) Financial Statements - See index on page 8.

     b) Reports on Form 8-K - There was one report filed on Form 8-K during the fourth quarter of 1993 discussing under Item 5 "Other Events" the Company's termination of its agreement to form a joint venture in Europe.

     c) Exhibits - Exhibits to this report are filed as part of this report as set forth in the Index to Exhibits on pages 15 and 16 hereof.

                         INDEX TO FINANCIAL STATEMENTS


1. The consolidated financial statements and reports of the independent auditors are included in Part II of this report through incorporation by reference from the Annual Report which is enclosed as Exhibit 13. The documents referred to above can be found on the following pages in the Annual Report.


                                                                    Annual Report
                                                                        Page
                                                                    -------------

         a)      Independent auditors' report                            45

         b)      Consolidated balance sheets as of December 31,
                 1993, 1992 and 1991                                   32 - 33

         c)      Consolidated statements of income for the years
                 ended December 31, 1993, 1992 and 1991                  31

         d)      Consolidated statements of cash flows for the
                 years ended December 31, 1993, 1992 and 1991            34

         e)      Consolidated statements of stockholders' equity for
                 the years ended December 31, 1993, 1992 and 1991        35

         f)      Notes to financial statements                         36 - 44



2. The following financial statement schedules and documents are submitted herein on pages indicated below:


                                                                        10-K
                                                                        Page
                                                                       ------

         a)      Independent auditors' report                            11

         b)      Financial statement schedules for the years ended
                   December 31, 1993, 1992 and 1991:

                   V - Property, plant and equipment                     12
                  VI - Accumulated depreciation, depletion and
                       amortization of property, plant and equipment     13
                   X - Supplementary income statement information        14

         All other schedules have been omitted either because the information is not required or is otherwise included in the financial statements and notes thereto.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of March, 1994.


                                   CPC INTERNATIONAL INC.


                                   By          /s/ CHARLES R. SHOEMATE
                                      -----------------------------------------
                                            Charles R. Shoemate, Chairman,
                                         President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on the 15th day of March, 1994.

          Signature                                      Title
          ---------                                      -----
   /s/ CHARLES R. SHOEMATE                Chairman, President, and Chief
- ---------------------------------         Executive Officer
      (Charles R. Shoemate)



     /s/ KONRAD SCHLATTER                 Senior Vice President and Chief
- ---------------------------------         Financial Officer
        (Konrad Schlatter)



      /s/ JAMES E. HEALEY                 Comptroller and Chief Accounting
- ---------------------------------         Officer
         (James E. Healey)



     /s/ THEODORE H. BLACK                * Director
- ---------------------------------
        (Theodore H. Black)



    /s/ JEWEL PLUMMER COBB                * Director
- ---------------------------------
       (Jewel Plummer Cobb)



    /s/ WILLIAM C. FERGUSON               * Director
- ---------------------------------
       (William C. Ferguson)

   /s/ ROBERT J. GILLESPIE                * Director
- ---------------------------------
      (Robert J. Gillespie)



    /s/ ELLEN R. GORDON                   * Director
- ---------------------------------
       (Ellen R. Gordon)



   /s/ GEORGE V. GRUNE                    * Director
- ---------------------------------
      (George V. Grune)


   /s/ LEO I. HIGDON, JR.                 * Director
- ---------------------------------
      (Leo I. Higdon, Jr.)


   /s/ RICHARD G. HOLDER                  * Director
- ---------------------------------
      (Richard G. Holder)


      /s/ PAUL W. JOY                     * Director
- ---------------------------------
         (Paul W. Joy)


    /s/ ALAIN LABERGERE                   * Director
- ---------------------------------
       (Alain Labergere)


   /s/ ROBERT E. MERCER                   * Director
- ---------------------------------
      (Robert E. Mercer)


   /s/ WILLIAM S. NORMAN                  * Director
- ---------------------------------
      (William S. Norman)


   /s/ DONALD E. PROCKNOW                 * Director
- ---------------------------------
      (Donald E. Procknow)



  *  /s/ JOHN B. MEAGHER
 --------------------------------
        (John B. Meagher)
        Attorney-in-Fact

                          INDEPENDENT AUDITORS' REPORT





The Board of Directors and Stockholders
CPC International Inc.:


Under date of February 4, 1994, we reported on the consolidated balance sheets of CPC International Inc. and Subsidiaries as of December 31, 1993, 1992 and 1991 and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended, as contained in the 1993 Annual Report to Stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for the year 1993. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                                        /s/ KPMG Peat Marwick



New York, New York
February 4, 1994

                                   SCHEDULE V
                         PROPERTY, PLANT AND EQUIPMENT
                                 (IN MILLIONS)

                 BALANCE AT                           OTHER       BALANCE AT
                 BEGINNING  ADDITIONS  RETIRE-       CHANGES         END
DESCRIPTION      OF PERIOD  AT COST(A)  MENTS     ADD(DEDUCT)(B)  OF PERIOD
- -----------      ---------  --------   --------    -----------    ----------
1993
- ----
Buildings        $   716.2  $   67.5   $   (9.2)   $   (37.8)     $   736.7
                 ---------  --------   --------    ---------      ---------
Machinery and
 equipment         2,932.9     245.7      (64.5)      (153.8)       2,960.3
Construction
 in progress         226.1      89.0       (7.0)       (15.5)         292.6
                 ---------  --------   --------    ---------      ---------
                   3,159.0     334.7      (71.5)      (169.3)       3,252.9
                 ---------  --------   --------    ---------      ---------
Land                  91.9       2.1       (0.2)        (2.6)          91.2
                 ---------  --------   --------    ---------      ---------
Total            $ 3,967.1  $  404.3   $  (80.9)   $  (209.7)     $ 4,080.8
                 =========  ========   ========    =========      =========


1992
- ----
Buildings        $   626.0  $   75.5   $   (4.8)   $    19.5      $   716.2
                 ---------  --------   --------    ---------      ---------
Machinery and
 equipment         2,648.3     278.4      (44.2)        50.4        2,932.9
Construction
 in progress         144.4      67.8       (1.3)        15.2          226.1
                 ---------  --------   --------    ---------      ---------
                   2,792.7     346.2      (45.5)        65.6        3,159.0
                 ---------  --------   --------    ---------      ---------
Land                  76.6      13.3       (0.3)         2.3           91.9
                 ---------  --------   --------    ---------      ---------
Total            $ 3,495.3  $  435.0   $  (50.6)   $    87.4      $ 3,967.1
                 =========  ========   ========    =========      =========

1991
- ----
Buildings        $   595.4  $   48.5   $  (14.0)   $    (3.9)     $   626.0
                 ---------  --------   --------    ---------      ---------
Machinery and
 equipment         2,515.1     227.4      (75.2)       (19.0)       2,648.3
Construction
 in progress         184.5       5.5       (0.7)       (44.9)         144.4
                 ---------  --------   --------    ---------      ---------
                   2,699.6     232.9      (75.9)       (63.9)       2,792.7
                 ---------  --------   --------    ---------      ---------
Land                  71.5       8.3       (2.3)        (0.9)          76.6
                 ---------  --------   --------    ---------      ---------
Total            $ 3,366.5  $  289.7   $  (92.2)   $   (68.7)     $ 3,495.3
                 =========  ========   ========    =========      =========


_________
(A) Includes the following amounts related to acquisitions of businesses:
      1993 - $ 18.4 million
      1992 - $124.5 million
      1991 - $ 12.5 million
(B) Includes currency translation adjustments and other reclassifications.

                                  SCHEDULE VI
       ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF PROPERTY,
                              PLANT AND EQUIPMENT
                                 (IN MILLIONS)

                            ADDITIONS
               BALANCE AT   CHARGED TO                OTHER       BALANCE AT
               BEGINNING    COSTS AND     RETIRE-    CHANGES         END
DESCRIPTION    OF PERIOD    EXPENSES(A)   MENTS    ADD(DEDUCT)(B)  OF PERIOD
- -----------   ----------   ---------    ---------  -----------    ----------
1993
- ----
Buildings      $   227.7    $    28.3    $   (4.0)  $  (14.1)      $   237.9
Machinery and
 equipment       1,628.6        213.2       (46.5)     (73.1)        1,722.2
               ---------    ---------    --------   --------       ---------
Total          $ 1,856.3    $   241.5    $  (50.5)  $  (87.2)      $ 1,960.1
               =========    =========    ========   ========       =========


1992
- ----
Buildings      $   196.8    $    25.4    $  ( 1.9)  $    7.4       $   227.7
Machinery and
 equipment       1,417.1        212.2       (33.6)      32.9         1,628.6
               ---------    ---------    --------   --------       ---------
Total          $ 1,613.9    $   237.6    $  (35.5)  $   40.3       $ 1,856.3
               =========    =========    ========   ========       =========

1991
- ----
Buildings      $   183.2    $    22.6    $  ( 4.7)  $   (4.3)      $   196.8
Machinery and
 equipment       1,285.3        211.1       (55.0)     (24.3)        1,417.1
               ---------    ---------    --------   --------       ---------
Total          $ 1,468.5    $   233.7    $  (59.7)  $  (28.6)      $ 1,613.9
               =========    =========    ========   ========       =========



___________
(A) Depreciation is generally computed on the straight-line method over the estimated useful lives of depreciable assets at rates ranging from 2% to 10% for buildings and 5% to 20% for all other assets.
(B) Includes currency translation adjustments and other reclassifications.

                                                 SCHEDULE X
                                 SUPPLEMENTARY INCOME STATEMENT INFORMATION
                                                (IN MILLIONS)


                                       CHARGED TO COSTS AND EXPENSES
                                            YEAR ENDED DECEMBER 31,
                                       --------------------------------
            ITEM                        1993       1992         1991
            ----                      -------     -------     --------
1. Maintenance and repairs            $ 196.1      203.1      $ 175.9
2. Depreciation                         241.5      237.6        233.7
3. Advertising expense                  463.2      483.3        453.5

Amortization of intangible assets, preoperating costs and similar deferrals, in addition to taxes, other than payroll and income taxes and royalties have been omitted as none of these items exceed one percent of the Company's total sales.

                               INDEX TO EXHIBITS

Exhibit No.
- -----------
   3(a) The Certificate of Incorporation as restated April 22, 1993 is filed herewith as Exhibit 3(a).

   3(b) The By-Laws as amended on September 21, 1993 are filed herewith as Exhibit 3(b).

   4(a) No instruments defining rights of holders of debts securities are included as exhibits because each authorized issue of debt securities is less than 10% of total assets. The Company agrees that it will furnish a copy of any such instrument upon request.

   4(b) Rights Agreement dated March 19, 1991 between the Company and First Chicago Trust Company of New York is incorporated by reference to Exhibit 4(b) of Form 10-K for the year ended December 31, 1991.

  10(a) The 1984 Stock and Performance Plan is incorporated by reference from Exhibit A to the prospectus contained in Post-Effective Amendment No. 1 to the Registration Statement on Form S-8, File No. 2-92248.

  10(b) The 1993 Stock and Performance Plan is incorporated by reference to The Registration Statement filed on Form S-8, File No. 33-49847.

  10(c) Deferred Compensation Plan for Outside Directors and Retirement Income Plan for Outside Directors

                    i) An amendment to the Deferred Compensation Plan for
               Outside Directors, dated January 19, 1988 is incorporated by reference to Exhibit 10(b)i Form 10-K for the year ended December 31, 1988.

                    ii) The Retirement Income Plan for Outside Directors as
               amended March 15, 1988, is incorporated by reference to
               Exhibit 10(b)ii of Form 10-K for the year ended December 31,
               1987.

  10(d) Employment agreements for those directors and the five most highly compensated executive officers who have such contracts, including amendments thereto. Employment agreement for Mr. C.R. Shoemate dated January 2, 1986, is incorporated by reference to Exhibit 10(c) of Form 10-K for the year ended December 31, 1988, along with amendments dated January 19, 1989, February 21, 1989, and January 21, 1992 are incorporated by reference to Exhibit 10(c) of Form 10-K for the year ended December 31, 1991. Employment agreement for Mr. R.J. Gillespie, dated January 2, 1986, as amended, is incorporated by reference to Exhibit 10(c) of Form 10-K for the year ended December 31, 1988. Amendments dated January 19, 1989 and February 21, 1989 are incorporated by reference to Exhibit 10 (c) of Form 10- K for the year ended December 31, 1992.

  10(d) Employment agreement for Mr. C.B. Storms dated January 2, 1986, along with amendments dated November 21, 1986, September 20, 1988, February 13, 1989, and February 21, 1989 are
               incorporated by reference to Exhibit 10(c) of Form 10-K for the year ended December 31, 1989. Employment agreement for Mr.
               K. Schlatter, dated January 2, 1986, along with amendments dated November 21, 1986, November 13, 1987, September 20, 1988, February 21, 1989 and July 5, 1990 are incorporated by reference to Exhibit 10 (c) of Form 10-K for the year ended December 31, 1992.

  10(e) Indemnification agreements for all directors and five most highly compensated executive officers who have such contracts are incorporated by reference to Exhibit 10(d) of Form 10-K for the year ended December 31, 1986.

  10(f) Deferred Compensation Plan for senior executives, dated November 10, 1988 is incorporated by reference to Exhibit 10(e) of Form 10-K for the year ended December 31, 1988.

  10(g) Special Severance Program for Salaried Employees, dated January 17, 1989 is incorporated by reference to Exhibit 10(f) Form 10-K for the year ended December 31, 1988. An amendment dated March 19, 1991 to the Special Severance Program for Salaried Employees is incorporated by reference to Exhibit 10
               (f) of Form 10-K for the year ended December 31, 1991.

  11           Schedule of computation of earnings per share filed herewith.

  13 1993 Annual Report to Stockholders filed herewith except for such parts thereof as are expressly incorporated by reference in this Form 10-K (graphic material contained in the Annual Report is not included in the electronic filing of this report). This exhibit is furnished for the information of the Securities and Exchange Commission and is not deemed filed as a part of hereof.

  21           Subsidiaries of the Registrant

               Filed herewith.

  23           Consent of Independent Auditors

               Filed herewith.

  24           Powers of Attorney

               Filed under separate cover with the SEC.