Form 10-Q
period 1994-03-31
CPC INTERNATIONAL INC
filed 1994-05-13
CIK 25350

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 -------------
                                   FORM 10-Q
                                 -------------

      Quarterly report pursuant to Section 13 or 15 (d) of the Securities
                              Exchange Act of 1934

                        FOR QUARTER ENDED MARCH 31, 1994

                         COMMISSION FILE NUMBER 1-4199

                             CPC INTERNATIONAL INC.
             (Exact name of Registrant as specified in its charter)

                                    DELAWARE
         (State or other jurisdiction of incorporation or organization)

                                   36-2385545
                    (I.R.S. Employer Identification Number)

INTERNATIONAL PLAZA, P.O. BOX 8000
    ENGLEWOOD CLIFFS, N.J.                            07632-9976
(Address of principal executive office)               (Zip Code)

                                 (201)-894-4000
              (Registrant's telephone number, including area code)

         Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                              Yes    X   No
                                 -------   --------

            Indicate the number of shares outstanding of each of the
               registrant's classes of common stock, as of latest
                               practicable date.

         CLASS                   OUTSTANDING AT MARCH 31, 1994
Common Stock, $.25 par value           149,027,359 shares

                          PART I FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                    CPC INTERNATIONAL INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                     ($ MILLIONS EXCEPT PER SHARE AMOUNTS)


                                                    Three Months Ended
                                                          March 31,
                                                    ------------------
                                                       1994      1993
                                                    --------  --------
Net sales                                           $1,737.7  $1,636.2
                                                    --------  --------

Cost of sales                                        1,062.6     995.8
Operating expenses                                     482.4     458.7
                                                     -------   -------
                                                     1,545.0   1,454.5
                                                     -------   -------
Operating income                                       192.7     181.7
                                                     -------   -------

Financing costs                                         20.2      22.9
                                                     -------   -------

Income before income taxes                             172.5     158.8
Provision for taxes on income                           68.1      63.5
                                                     -------   -------
                                                       104.4      95.3
Minority stockholders' interest                          6.3       4.9
                                                     -------   -------

    Net income                                       $  98.1   $  90.4
                                                     =======   =======

Average common shares outstanding                    149,559   150,586

Earnings per common share based on net
 income reduced by "ESOP" preferred stock
 dividends net of taxes                                $ .63    $  .58

Cash dividends declared per common share               $ .34    $  .32





 ___________
 See notes to financial statements.

                    CPC INTERNATIONAL INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  ($ MILLIONS)

                                                                                March 31, 1994           Dec. 31, 1993
                                                                                --------------           -------------
                                                                                (unaudited)
ASSETS
- - - ------
Current assets
  Cash and cash equivalents                                                    $  124.6                       $  166.3
  Notes and accounts receivable, net                                            1,006.9                          899.7
  Inventories                                                                     890.0                          830.2
  Prepaid expenses                                                                 82.1                           75.7
                                                                               --------                       --------
      Total current assets                                                      2,103.6                        1,971.9
                                                                               --------                       --------
Investments in unconsolidated
   affiliates                                                                      80.0                           69.9
                                                                               --------                       --------

Plant and properties                                                            4,179.7                        4,080.8
Less accumulated depreciation                                                   1,983.9                        1,960.1
                                                                               --------                       --------
                                                                                2,195.8                        2,120.7
                                                                               --------                       --------
Excess cost over net assets of
 businesses acquired and other
 intangible assets (net of accumulated
 amortization of $137.5 and $132.3)                                               808.3                          774.7
                                                                               --------                       --------
Other assets                                                                      127.1                          123.6
                                                                               --------                       --------
                                                                               $5,314.8                       $5,060.8
                                                                               ========                       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
- - - ------------------------------------
Current liabilities
 Notes and drafts payable                                                      $  613.0                       $  375.0
 Accounts payable and accrued items                                             1,036.0                        1,016.3
 Income taxes payable                                                             153.1                          144.2
 Dividends payable                                                                 50.7                           47.9
                                                                                -------                        -------
     Total current liabilities                                                  1,852.8                        1,583.4
                                                                                -------                        -------
Non-current liabilities                                                           688.9                          673.6
                                                                                -------                        -------
Long-term debt                                                                    879.5                          897.7
                                                                                -------                        -------
Deferred taxes on income                                                           59.6                           42.1
                                                                                -------                        -------
Minority interest                                                                 101.4                           94.9
                                                                                -------                        -------

Stockholders' equity
 Preferred stock, authorized 25,000,000
 shares  $1 par value                                                                --                           --
 Designations: Series A ESOP convertible
  3,000,000 shares designated - 2,187,319
  shares issued at stated value (1993:
  2,192,237 shares)                                                               195.1                          195.6
  Series A Junior Participating 600,000
  shares designated - none issued                                                    --                           --
  Common stock authorized 900,000,000
  shares $.25 par value - issued 195,271,444                                       48.8                           48.8
Capital in excess of par value of stock                                           153.6                          150.5
Retained earnings                                                               2,821.9                        2,774.5
Unearned ESOP compensation                                                       (155.2)                        (155.2)
Cumulative translation adjustment                                                (217.1)                        (172.6)
Common stock in treasury at cost -
 46,244,085 shares (1993: 45,454,592 shares)                                   (1,114.5)                      (1,072.5)
                                                                               --------                       --------
 Total stockholders' equity                                                     1,732.6                        1,769.1
                                                                               --------                       --------
                                                                               $5,314.8                       $5,060.8
                                                                               ========                       ========

 __________
 See notes to financial statements.

                    CPC INTERNATIONAL INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                  ($ MILLIONS)

                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                        -----------------------------
                                                                                          1994                 1993
                                                                                        --------              -------
Cash flows from (used for ) operating activities
- - - ------------------------------------------------
Net income                                                                              $   98.1             $  90.4
Non-cash charges (credits) to net income
 Depreciation and amortization                                                              71.3                67.6
 Deferred taxes                                                                             (1.7)               (1.8)
 Translation losses                                                                          1.3                 4.5
 Other, net                                                                                   .9                 1.9
Changes in trade working capital:
 Notes and accounts receivable                                                             (87.2)              (57.3)
 Inventories                                                                               (42.9)              (54.5)
 Accounts payable and accrued items                                                         34.3                (1.0)
                                                                                         -------             -------

Net cash flows from operating activities                                                    74.1                49.8
                                                                                         -------             -------

Cash flows from (used for) investing activities
- - - -----------------------------------------------

Capital expenditures paid                                                                  (92.6)              (60.8)
Disposal of plants and properties                                                            2.6                 4.0
Businesses acquired                                                                       (109.4)              (16.9)
                                                                                         -------             -------
Net cash flows used for investing activities                                              (199.4)              (73.7)
                                                                                         -------             -------
Net cash flows after investments                                                          (125.3)              (23.9)
                                                                                         -------             -------


Cash flows from (used for) financing activities
- - - -----------------------------------------------

Purchase of treasury stock                                                                 (45.9)              (11.7)
Repayment of long-term debt                                                                (10.0)               (8.9)
New long-term debt                                                                           7.2                31.3
Net change in short-term debt                                                              171.4                81.6
Dividends paid on common stock                                                             (47.9)              (45.1)
Common stock issued                                                                          3.9                 3.5
Other liabilities (deposits)                                                                 6.5               (29.1)
                                                                                         -------             -------

Net cash flows (used for) financing activities                                              85.2                21.6
                                                                                         -------             -------
Effects of exchange rate changes on cash                                                    (1.6)               (4.5)
                                                                                         -------             -------
Increase (decrease) in cash and cash equivalents                                           (41.7)               (6.8)
                                                                                         -------             -------
Cash and cash equivalents, beginning of year                                               166.3               158.0
                                                                                         -------             -------

Cash and cash equivalents, end of period                                                 $ 124.6             $ 151.2
                                                                                         =======             =======



__________
See notes to the financial statements.

                    CPC INTERNATIONAL INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CHANGES IN
                              STOCKHOLDERS' EQUITY
                                  (UNAUDITED)
                                  ($ MILLION)

                          Preferred
                            Stock          Capital in              Unearned    Cumulative
                          Series A  Common  Excess of   Treasury     ESOP      Translation   Retained
                            ESOP     Stock  Par Value     Stock  Compensation   Adjustment   Earnings
                          --------  ------  ---------   -------- ------------  -----------   --------

Balance, December 31, 1993  $195.6   $48.8     $150.5  $(1,072.5)    $(155.2)     $(172.6)  $2,774.5
Net income for the period                                                                       98.1

ESOP shares redeemed           (.5)

Common dividends                                                                               (50.7)

Translation adjustment for
 the period                                                                         (44.5)

Shares issued for:
 Stock options,
 deferred compensation and
 restricted stock awards                          3.1        3.9

Treasury stock acquired                                    (45.9)


                          ---------------------------------------------------------------------------
Balance, March 31, 1994     $195.1   $48.8     $153.6  $(1,114.5)    $(155.2)     $(217.1)  $2,821.9
                          ===========================================================================




__________
See notes to financial statements.

                    CPC INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. INTERIM FINANCIAL STATEMENTS

       The unaudited consolidated interim financial statements included herein were prepared by management and reflect all adjustments (consisting solely of normal recurring items) which are, in the opinion of management, necessary to present a fair statement of results of operations for the interim periods ended March 31, 1994 and 1993 and the financial position as of March 31, 1994 and December 31, 1993.

       References to "the Company" are to CPC International Inc. and its consolidated subsidiaries. These statements should be read in conjunction with the consolidated financial statements and the related footnotes to these statements contained in the Company's Annual Report to Stockholders which notes were incorporated by reference in Form 10-K for the fiscal year ended December 31, 1993.


2. ACQUISITIONS

       In the first quarter of 1994, the Company acquired an 85% interest in a European producer and marketer of brand-name potato products. In addition, the Company acquired the jams, juices and related food products business of a Company in Sri Lanka. The total costs of these investments amounted to $195 million including assumed debt.

       In the second quarter of 1994 the Company purchased the majority interest of a newly formed company which will manufacture and market selected CPC food brands in South Africa and export CPC products to sub-Saharan Africa. This investment cost about $20 million and will be reflected in the second quarter results.

3. INVENTORIES

   Inventories are summarized as follow:

                                         March 31,1994  Dec.31,1993
                                         -------------  -----------
   Finished and goods in process                $521.2       $491.6
   Raw Materials                                 229.3        202.6
   Supplies                                      139.5        136.0
                                                ------       ------
                                                $890.0       $830.2
                                                ======       ======

4. LONG-TERM DEBT

   A summary of long-term debt is as follows:

                                         March 31,1994  Dec.31,1993
                                         -------------  -----------
   7.78% ESOP guaranteed notes due
     December 2004                             $ 183.3      $ 183.3
   5.625% -- 6.75% pollution control
     revenue bonds due 2007-2016                  15.3         15.3
   8.5% sinking fund debentures due
     April 2016                                  100.0        100.0
   5.75% Swiss franc debentures                  134.2        140.8
   6.75% German mark debentures                  114.9        122.7
   Other secured and unsecured notes
     and loans at various rates and
     due dates                                   412.5        398.9
                                               -------      -------
                                                 960.2        961.0
                                               -------      -------
   Less current maturities                        80.7         63.3
                                               -------      -------
                                               $ 879.5      $ 897.7
                                               =======      =======


5. CONSOLIDATED STATEMENTS OF CASH FLOWS

   Supplementary information for the consolidated statements of cash flows is set forth below:

                                                  Three Months Ended
                                                        March 31,
                                                 --------------------

   Cash paid during the period for:              1994          1993
                                                 ----          ----
     Interest                                  $ 30.5       $  30.9
     Income taxes                                59.1          65.6

   Details of businesses acquired
   were as follows:
     Fair value of assets acquired             $289.3       $  19.0
     Liabilities assumed                        179.9           2.1
                                               ------       -------
     Cash paid                                  109.4          16.9
     Less cash acquired                           --           --
                                               ------       -------
     Net cash paid for acquisitions            $109.4       $  16.9
                                               ======       =======


   The details of businesses acquired in 1994, as shown above, are based on estimates which will be finalized later in 1994.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    First quarter 1994 earnings per share advanced 8.6% to $.63 from $.58 in the first quarter of 1993. Net income rose 8.5% to $98.1 million from $90.4 million in the same period last year. The results benefited from solid operating gains and from lower financing costs.

    CPC's worldwide sales rose 6.2% to $1.74 billion from $1.64 billion in last year's first quarter. Volume growth of 9.1%, about one-third of which was from acquisitions, and higher prices contributed to the gains, which were, however, restrained by unfavorable foreign currency values. Operating income advanced 6.1%.

    Commenting on the company's first quarter results, Chairman and Chief Executive Officer C.R. Shoemate said, "CPC is off to a good start in 1994, particularly when we look at results in local currencies. Our recent acquisitions, chiefly the Pfanni potato products business in Germany, are contributing. And, our geographic expansion and new product introductions are also producing growth in our base businesses.

    "Once again, CPC's Latin America consumer foods business had a very strong quarter. We expect, however, that in the second quarter this business will be significantly impacted by the currently difficult, but we believe temporary, business environment in Brazil, caused by uncertainties about the new economic plan there."

CONSUMER FOODS

    CPC's worldwide sales of consumer foods rose 5.4% to $1.46 billion from $1.39 billion in the same period of 1993. First quarter operating income from consumer foods was 7.8% higher, advancing to $164.1 million from $152.3 million in the first quarter of 1993.

    Best Foods, CPC's North American consumer foods business, reported sales growth of 8.8% on volumes higher by 7.1%. Increased volumes of Hellmann's mayonnaise, Mazola corn oil, Skippy peanut butter, Karo syrups, and Knorr products, contributed to the gains, along with added volumes from the Henri's pourable dressing business acquired during 1993. Specialty baking and Mueller's pasta volumes were lower.

    Best Foods' operating income was flat, reflecting increased expenditures on marketing and product development, and also the impact of higher commodity prices, which were not fully recovered in the quarter, due to the timing of price increases.

    Sales and operating income of CPC's European consumer foods business grew 2.2% and 5.4%, respectively, compared to the same period last year, despite the strongly negative impact of unfavorable currency values. Added volumes from the recently acquired Pfanni business in Germany contributed importantly to a 10.6% volume gain. The business also benefited from higher prices and margins. Marketing expenditures in Europe were significantly higher during the quarter.

    CPC's consumer foods business in Latin America reported a 9% sales gain and a 25% advance in operating income, compared to first quarter 1993. Volumes advanced 10.8%.

    In Asia, sales of consumer foods rose 2.4%, and operating income rose 7% on growing volumes. The results reflect both a negative exchange impact and CPC's continuing investment in new Asian markets.

CORN REFINING

    Sales of CPC's worldwide corn refining business rose 10.7%, but operating income for the quarter was flat, compared to first quarter last year. Volumes were 6.1% higher. North American corn refining sales and operating income grew strongly compared to a weak first quarter last year, benefiting from improved prices and volumes. In Latin America, while sales grew well, operating income was significantly lower, due to margin pressures in Brazil. Corn refining results were also negatively impacted by significantly lower earnings in the Pekin Energy business, resulting from lower petroleum prices. Pekin Energy is a non- consolidated joint venture producing fuel grade ethanol.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary sources and uses of funds as well as its general financial policy are discussed on pages 27-30 of the 1993 Annual Report to Stockholders which were incorporated by reference in Form 10-K for the year ended December 31, 1993.
    The Company's capital expenditures are expected to be approximately $375 million in 1994.





___________

Note: The brand names shown above in distinctive type are trademarks of CPC International Inc. and its affiliates.

                           PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS


  There have been no material developments in the legal proceedings as previously reported in Form 10-K for the year ended December 31, 1993.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     a)  The Company held its annual meeting of stockholders on April 28, 1994.

     b) Proxies for the meeting were solicited pursuant to Regulation 14 of the Securities Exchange Act of 1934; there were no solicitations in opposition to management's nominees, and all such nominees were elected.

     c) The four nominees were elected directors of our Company for terms expiring at the 1997 annual meeting, with the results follows:

                                For          Withheld
                            -----------     ----------
         W. C. Ferguson     128,229,947         86,639
         L. I. Higdon, Jr.  128,134,946        181,640
         W. S. Norman       128,161,799        154,787
         C. R. Shoemate     128,264,619         51,967

         The appointment of KPMG Peat Marwick as independent auditors was ratified with the results as follows:

                  For         Against      Abstained
              -----------   -----------    ---------
              127,258,879     1,222,696      461,815


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)  Exhibits pursuant to Item 601 of Regulation S-K.

         Exhibit 11 - Statements re: computation of earnings per common share (Part I data)

     b)  Reports on Form 8-K.

         None filed.

                    CPC INTERNATIONAL INC. AND SUBSIDIARIES





                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has dully caused this report to be signed on its behalf by the undersigned thereunto dully authorized.

                                           CPC INTERNATIONAL, INC.


DATE: May 12, 1994


                                     /S/Konrad Schlatter
                                     Konrad Schlatter
                                     Senior Vice President &
                                     Chief Financial Officer





DATE: May 12, 1994

                                     /S/James E. Healey
                                     James E. Healey
                                     Comptroller & Chief
                                     Accounting Officer