Form 10-Q
period 1994-06-30
CPC INTERNATIONAL INC
filed 1994-08-15
CIK 25350

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 -------------
                                   FORM 10-Q
                                 -------------

 Quarterly report pursuant to Section 13 or 15 (d) of the ExchangeeAct of 1934

                        FOR QUARTER ENDED JUNE 30, 1994

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
                              Yes    X   No
                                  ------    ------
           Indicate the number of shares outstanding of each of the
              registrant's classes of common stock, as of latest
                              practicable date.

         CLASS                                    OUTSTANDING AT JUNE 30, 1994
Common Stock, $.25 par value                            148,449,075 shares

                          PART I FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                    CPC INTERNATIONAL INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)
                     ($ MILLIONS EXCEPT PER SHARE AMOUNTS)


                               Three Months Ended    Six Months Ended
                                     June 30,             June 30,
                               ------------------   ------------------
                                  1994      1993       1994      1993
                               --------  --------   --------  --------
Net sales                      $1,856.3  $1,689.8   $3,594.0  $3,326.0
                               --------  --------   --------  --------

Cost of sales                   1,140.2   1,015.4    2,202.8   2,011.3
Operating expenses                479.9     447.8      962.3     906.5
Restructuring charge              227.0       -        227.0       -
                               --------  --------   --------  --------
                                1,847.1   1,463.2    3,392.1   2,917.8
                               --------  --------   --------  --------
Operating income                    9.2     226.6      201.9     408.2
                               --------  --------   --------  --------

Financing costs                    23.6      23.2       43.8      46.0
                               --------  --------   --------  --------

Income before income taxes        (14.4)    203.4      158.1     362.2
Provision for income taxes         (5.7)     81.4       62.4     144.9
                               --------  --------   --------  --------
                                   (8.7)    122.0       95.7     217.3
Minority stockholders'
 interest                           6.2       5.1       12.5      10.0
                               --------  --------   --------  --------

   Net income                   $ (14.9)  $ 116.9    $  83.2   $ 207.3
                               ========  ========   ========  ========


Average common shares
 outstanding                    148,670   150,570    149,112   150,578

Earnings per common
 share based on net income
 reduced by "ESOP" preferred
 stock dividends net of taxes     $(.11)    $ .76      $ .52     $1.34

Cash dividends declared
 per common share                 $ .34     $ .32      $ .68     $ .64




 -----------
 See notes to financial statements.

                    CPC INTERNATIONAL INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  ($ MILLIONS)

                                           June 30, 1994     Dec. 31, 1993
                                           -------------     -------------
                                            (unaudited)
ASSETS
- ------
Current assets
  Cash and cash equivalents                  $  109.6          $  166.3
  Notes and accounts receivable, net          1,041.8             899.7
  Inventories                                   945.9             830.2
  Prepaid expenses                              102.4              75.7
                                             --------          --------
      Total current assets                    2,199.7           1,971.9
                                             --------          --------
Investments in unconsolidated
   affiliates                                    77.3              69.9
                                             --------          --------

Plant and properties                          4,327.6           4,080.8
Less accumulated depreciation                 2,154.8           1,960.1
                                             --------          --------
                                              2,172.8           2,120.7
                                             --------          --------
Excess cost over net assets of
 businesses acquired and other
 intangible assets (net of accumulated
 amortization of $154.2 and $132.3)             859.3             774.7
                                             --------          --------
Other assets                                    130.8             123.6
                                             --------          --------
                                             $5,439.9          $5,060.8
                                             ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current liabilities
 Notes and drafts payable                     $ 745.7           $  375.0
 Accounts payable and accrued items           1,089.9            1,016.3
 Income taxes payable                           128.7              144.2
 Dividends payable                               50.5               47.9
                                              -------            -------
     Total current liabilities                2,014.8            1,583.4
                                              -------            -------
Non-current liabilities                         769.6              673.6
                                              -------            -------
Long-term debt                                  903.4              897.7
                                              -------            -------
Deferred taxes on income                        (34.8)              42.1
                                              -------            -------
Minority interest                               132.2               94.9
                                              -------            -------

Stockholders' equity
 Preferred stock, authorized 25,000,000
 shares  $1 par value                             --                --
 Designations: Series A ESOP convertible
  3,000,000 shares designated - 2,183,034
  shares issued at stated value (1993:
  2,192,237 shares)                              194.7             195.6
  Series A Junior Participating 600,000
  shares designated - none issued                 --                --
  Common stock authorized 900,000,000
  shares $.25 par value - issued 195,271,444      48.8              48.8
Capital in excess of par value of stock          154.1             150.5
Retained earnings                              2,751.1           2,774.5
Unearned ESOP compensation                      (148.2)           (155.2)
Cumulative translation adjustment               (203.3)           (172.6)
Common stock in treasury at cost -
 46,822,369 shares (1993: 45,454,592 shares)  (1,142.5)         (1,072.5)
                                              --------          --------
 Total stockholders' equity                    1,654.7           1,769.1
                                              --------          --------
                                              $5,439.9          $5,060.8
                                              ========          ========

- --------
See notes to financial statements.

                    CPC INTERNATIONAL INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                  ($ MILLIONS)

                                                    For Six Months Ended
                                                          June 30,
                                                    -------------------
                                                      1994        1993
                                                    -------     -------
Cash Flows from (used for) operating activities
- ------------------------------------------------
Net income                                          $  83.2     $ 207.3
Non-cash charges (credits) to net income
 Restructuring charge, net of taxes                   137.3         --
 Depreciation and amortization                        147.6       134.4
 Deferred taxes                                         2.8        (6.9)
 Translation losses                                     1.3         2.5
 Other, net                                             8.0        17.6
Changes in trade working capital:
 Notes and accounts receivable                        (73.8)      (27.7)
 Inventories                                          (72.3)      (77.9)
 Accounts payable and accrued items                   (51.2)      (37.1)
                                                    -------      ------

Net cash flows from operating activities              182.9       212.2
                                                    -------      ------

Cash Flows from (used for) investing activities
- -----------------------------------------------

Capital expenditures paid                            (193.9)     (144.0)
Disposal of plants and properties                       4.2        11.4
Businesses acquired                                  (196.7)      (16.9)
                                                    -------     -------
Net cash flows used for investing activities         (386.4)     (149.5)
                                                    -------     -------
Net cash flows after investments                     (203.5)       62.7
                                                    -------     -------


Cash Flows from (used for) financing activities
- -----------------------------------------------

Purchase of treasury stock                            (74.6)      (11.8)
Repayment of long-term debt                           (24.4)      (52.7)
New long-term debt                                     39.6        44.9
Net change in short-term debt                         296.9        85.0
Dividends paid on common stock                        (98.6)      (93.4)
Dividends paid on preferred stock                      (7.8)       (7.9)
Common stock issued                                    4 .6         4.2
Other liabilities (deposits)                           11.4        (9.1)
                                                    -------     -------

Net cash flows (used for) financing activities        147.1       (40.8)
                                                    -------     -------
Effects of exchange rate changes on cash                (.3)       (4.6)
                                                    -------     -------
Increase (decrease) in cash and cash equivalents      (56.7)       17.3
                                                    -------     -------
Cash and cash equivalents, beginning of year          166.3       158.0
                                                    -------     -------

Cash and cash equivalents, end of period            $ 109.6     $ 175.3
                                                    =======     =======



- --------
See notes to the financial statements.

                    CPC INTERNATIONAL INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CHANGES IN
                              STOCKHOLDERS' EQUITY
                                  (UNAUDITED)
                                  ($ MILLION)

                          Preferred
                            Stock          Capital in                Unearned    Cumulative
                          Series A  Common  Excess of   Treasury       ESOP      Translation   Retained
                            ESOP     Stock  Par Value     Stock    Compensation   Adjustment   Earnings
                          --------  ------  ---------   --------   ------------  -----------   --------
Balance, December 31, 1993  $195.6   $48.8     $150.5  $(1,072.5)     $(155.2)     $(172.6)    $2,774.5

Net income for the period                                                                          83.2

ESOP compensation earned                                                  7.0

ESOP shares redeemed           (.9)

Common dividends                                                                                 (101.2)

Series A ESOP preferred
 stock dividends,
 net of taxes                                                                                      (5.4)

Translation adjustment for
 the period                                                                          (30.7)

Shares issued for:
 Stock options,
 deferred compensation and
 restricted stock awards                          3.6        4.6

Treasury stock acquired                                    (74.6)


                          -----------------------------------------------------------------------------
Balance, June 30, 1994      $194.7   $48.8     $154.1  $(1,142.5)     $(148.2)     $(203.3)    $2,751.1
                          =============================================================================




- --------
See notes to financial statements.

                    CPC INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  INTERIM FINANCIAL STATEMENTS

       The unaudited consolidated interim financial statements included herein were prepared by management and reflect all adjustments (consisting solely of normal recurring items) which are, in the opinion of management, necessary to present a fair statement of results of operations for the interim periods ended June 30, 1994 and 1993 and the financial position as of June 30, 1994 and December 31, 1993.

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

       In the second quarter of 1994 the Company purchased the majority interest of a newly formed company which manufactures and markets selected CPC food brands in South Africa and export CPC products to sub-Saharan Africa. This investment cost about $20 million. Also in the second quarter, the Company acquired three consumer foods businesses located in the United States, for a total cost of approximately $67 million. These businesses include; Western, a brand of salad dressing and specialty sauces, Iberia, a marketer of Hispanic products in the United States and a smaller business which produces snacks.


3.  INVENTORIES

     Inventories are summarized as follow:

                                           June 30, 1994    Dec.31,1993
                                           -------------    -----------
     Finished and goods in process           $575.6            $491.6
     Raw Materials                            236.1             202.6
     Supplies                                 134.2             136.0
                                             ------            ------
                                             $945.9            $830.2
                                             ======            ======

4.   LONG-TERM DEBT

     A summary of long-term debt is as follows:

                                             June 30, 1994  Dec.31,1993
                                             -------------  -----------
     7.78% ESOP guaranteed notes due
       December 2004                             $ 178.2      $ 183.3
     5.625% -- 6.75% pollution control
       revenue bonds due 2007-2016                  15.3         15.3
     5.02% medium term notes
       due 1994-1996                                25.0          --
     8.5% sinking fund debentures due
       April 2016                                  100.0        100.0
     5.75% Swiss franc debentures                  141.8        140.8
     6.75% German mark debentures                  119.8        122.7
     Other secured and unsecured notes
       and loans at various rates and
       due dates                                   405.2        398.9
                                                 -------      -------
                                                   985.3        961.0
                                                 -------      -------
     Less current maturities                        81.9         63.3
                                                 -------      -------
                                                 $ 903.4      $ 897.7
                                                 =======      =======

5. CONSOLIDATED STATEMENTS OF CASH FLOWS

   Supplementary information for the consolidated statements of cash flows is set forth below:

                                              For the Six Months Ended
                                                      June 30,
                                              ------------------------
   Cash paid during the period for:              1994            1993
                                                 ----            ----
      Interest                                 $ 50.5         $  55.6
      Income taxes                              167.6           162.8

   Details of businesses acquired
   were as follows:
       Fair value of assets acquired           $458.6         $  19.0
       Less: Liabilities assumed                261.9             2.1
                                               ------         -------
       Cash paid                               $196.7         $  16.9
                                               ======         =======

   The details of businesses acquired in 1994, as shown above, are based on estimates which will be finalized later in 1994.

6. FINANCIAL INSTRUMENTS

   FOREIGN EXCHANGE CONTRACTS - The Company's policy is to hedge its exposure in foreign currencies resulting from transactions that comprised mainly planned dividends, fees and royalties, intercompany loans and other transactions.
These exposures relate primarily to the currencies of the major European countries in which the Company operates, namely Germany, France, the Netherlands, Switzerland and the United Kingdom. The Company also hedges certain investments in its foreign operations with similar instruments or with loans denominated in the particular foreign currency. As a matter of policy, the Company does not speculate on foreign currencies. Gains and losses, both realized and unrealized, on financial instruments that hedge operating activities and related cashflows, flow through income in the same period as the items being hedged.

    Gains and losses, both realized and unrealized, on financial instruments that hedge the Company's investments in foreign operations are recognized as part of the cumulative translation adjustment in shareholders' equity.

    At December 31, 1993 the Company had forward exchange contracts, maturing in 1994, to deliver $376 million of foreign currencies comprised of $192 million German marks, $90 million British pounds, $35 million French francs, $33 million Dutch guilders and $26 million of various other currencies including Belgian francs, Canadian dollars, Danish kroner, Japanese yen and Spanish peseta. The Company also had, at December 31, 1993, contracts to purchase $31 million foreign currencies, primarily German marks.

   As of June 30, 1994, the Company had forward exchange contracts to deliver $381 million of foreign currencies comprised of $138 million German marks, $77 million British pounds, $55 million Swiss francs, $34 million Italian lire, $37 million Dutch guilders, $16 million French francs and $24 million of various other currencies including Belgian francs, Canadian dollars, Danish kroner, Japanese yen and Spanish peseta.

   Most of the forward currency contracts outstanding mature within 90 days of the respective balance sheets, at December 31, 1993 and June 30, 1994.

   INTEREST RATE SWAPS - The Company utilizes interest rate swap agreements to minimize its financing costs and to balance its current and non-current asset levels with floating and fixed debt positions. The Company's risk on swap agreements is limited to the cost of replacing such agreements at current market rates. The Company continually monitors its positions and credit ratings of its counterparties and limits the number of agreements it enters into with any one party. Management believes the risk of incurring a material loss is remote.

   At December 31, 1993, the Company had $300 million notional amount of interest rate swap agreements outstanding. A portion of these agreements with maturity dates through 1995 effectively converted an aggregate principal amount of $100 million fixed interest rate debt into variable interest rate debt with a weighted average rate of 3.44%. The remaining agreements with maturity dates through 2000, also effectively converted $200 million of floating interest rate debt into a fixed interest rate debt with a weighted average interest rate of 5.88%.

   At June 30, 1994, the Company had $275 million of interest rate swap agreements outstanding. The Company's position regarding its floating rate debt remained the same as at December 31, 1993, but the fixed interest rate debt position was reduced to $75 million and had a weighted average rate of interest 4.072%.

   COMMODITIES - The Company follows a policy of fixing the cost, with commodities futures contracts, of certain of its key domestic raw material purchases in line with production requirements to minimize cost risk due to market fluctuations. Certain domestic raw materials may or may not be hedged at any given time based on managements decisions as to the need to fix the cost of such raw materials. In addition, commodity futures contracts are employed to fix the raw material cost of certain fixed price sales contracts of the corn refining business. Gains and losses arising from such hedging transactions are included with the cost of raw material purchases.

     The Company's products are manufactured from a number of raw materials, including soybean and other edible oils, peanuts, corn and wheat, all of which are, and are expected to continue to be, in adequate supply. As prices of these materials depend on a number of unpredictable factors such as farm plantings and weather, and as the Company engages in limited price protection, fluctuations in raw material prices may have an effect on the Company's earnings to the extent such fluctuations cannot be reflected in the pricing of the Company's products.

     At December 31, 1993 and June 30, 1994 the Company had commodity futures contracts to purchase primarily corn totaling $111 million and $63 million respectively. The commodity futures contracts at June 30, 1994 primarily call for delivery in the period September to December 1994. Contracts for delivery beyond September 30, 1994 aggregate about $44 million. Management believes the risk of incurring a material loss from its commodity contract positions at June 30, 1994 is remote.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
     Second quarter earnings per common share of $.81, excluding a restructuring charge of $.92 per share announced in June. Including the restructuring charge, the company had a net loss for the quarter of $.11 per share.

     The $.81 in earnings per share represents a gain of 6.6% from earnings per share of $.76 in the second quarter of 1993. Net income, excluding the charge, rose 4.7% to $122.4 million from $116.9 million in the same period of 1993.
The gains reflect a healthy volume increase of 7.6%, including acquisitions, but also the negative effect of European currency values, which continued weak against the dollar during the second quarter of CPC's international operations, ended March 31. The net loss after the charge was $14.9 million.

     CPC's total worldwide sales in the quarter rose 9.9% to $1.86 billion from $1.69 billion, and operating income excluding the restructuring charge was $236.2 million, up 4.2% from operating income of $226.6 million in the second quarter last year.

     The restructuring charge, which amounted to $227 million ($137.3 million after taxes), recognizes the cost of restructuring activities around the world, which are being compressed into the next 18 to 24 months, in order to anticipate now the competitive needs of the increasingly unified markets of the late 1990s.

     The Company said that about two-thirds of the charge is for non-cash costs for write-off of assets, including some plant closures and also includes the cost of a phased near-term reduction in people of about 2,600 worldwide, about 7% of CPC's total work force.

     For the first six months of 1994, earnings per share, excluding the restructuring charge, advanced 7.5% to $1.44, and net income rose 6.4% to $220.5 million from $207.3 million.

     Worldwide sales for the first six months of $3.59 billion were 8.1% higher than sales of $3.33 billion during the same period in 1993. Excluding the restructuring charge, worldwide operating income rose 5% to $428.9 million from $408.3 million. After the charge, operating income and net income were $201.9 million and $83.2 million, respectively. (Divisional results discussed below also exclude the impact of the restructuring charge).

     Commenting on the results, C.R. Shoemate, chairman and chief executive officer of CPC, said, "We are pleased to report a resumption of strong earnings growth for our European operations, particularly taking into account the negative currency effect on the region's results. Asian volumes increased substantially, and Best Foods in North America turned in an acceptable performance in a difficult environment. In Latin America all operations reported excellent growth, with the notable exception of Brazil, where economic difficulties seriously hurt our results and [Bmay save as much as three to four cents per share off CPC's growth for the total year.

     "Until the last week of June, it appeared that Brazil's economy had at last turned the corner. However, uncertainties related to the country's change in currency suddenly resurfaced, bringing customers' purchases of many consumer foods products to a virtual halt. In spite of this further drawing out of the Brazilian process of stabilization, however, we continue to have full confidence in the growth potential of the Brazilian economy and in CPC's excellent prospects for success there."

CONSUMER FOODS

     Second quarter sales of consumer foods advanced 9.4% on volume gains in all divisions, compared to the same period last year. Operating income from consumer foods was 2.3% higher, held back significantly by the situation in Brazil.

     For the six-month period, worldwide sales of consumer foods were 7.4% higher, and operating income advanced 4.7%.

     Best foods, CPC's North American consumer foods business, reported sales growth of 6.9% and an operating income gain of 3.8% for the second quarter.

    The results reflected some margin improvement and overall volume growth of about 2%, as added volumes from acquisitions overcame a slight drop in volumes from traditional products. Volumes of Hellmann's and Best Foods mayonnaise were flat. Volumes of Best Foods' total dressings businesses were higher, reflecting primarily the acquisition of the Henri's and Western pourable dressings businesses.

    Volumes of Skippy peanut butter, Knorr products, and Mueller's pasta also increased strongly. Mazola corn oil volumes were significantly lower in a highly competitive environment, and specialty baking volumes were also lower.

     For the six-month period, Best Foods' sales and operating income were 7.8% and 2.1% higher, respectively.

     CPC Europe reported a gain in second quarter sales and operating income of 13% and 23%, respectively, despite unfavorable currency exchange values. The division's strong showing reflected economic recovery in some southern European countries and a volume increase of 17% from the addition of the Pfanni and South African businesses, as well as from solid growth in existing businesses.

     For the six months, European sales and operating income were 7.8% and 15% higher, respectively, compared to the first half of last year.

     Sales of CPC's Latin American consumer foods business rose 2.1% for the quarter compared to the same period last year, but operating income fell 45%, entirely as a result of the extremely difficult operating conditions in Brazil. All of CPC's other Latin American consumer foods businesses performed very well.

     For the six-month period, Latin American sales of consumer foods were 5.9% higher, while operating income declined 10.7%.

     Asian sales and operating income in the second quarter rose 12% and 1.9%, respectively, on a nearly 20% volume gain, as CPC continued to invest actively in its Asian brands and businesses. For the first half of the year, Asian sales were 6.8% higher and operating income rose 4.8%.

CORN REFINING

     CPC's corn refining business recorded sales growth of 12% and an operating income gain of 14%, reflecting strong performance in both North America and Latin America.

     After a maintenance shutdown for a major repair in April, which restrained volume growth, North American corn refining volumes grew robustly. Operating income in North America was helped by strong margins.

     Throughout Latin America, CPC's corn refining business posted strong results, which were driven by vigorous volume growth but tempered by lower profits in Brazil.

     For the six-month period CPC's corn refining business achieved sales growth of 11% and an increase in operating income of 7.2%.

RESTRUCTURING CHARGE

     On June 23, 1994 the Company announced that it had taken a restructuring charge of $227 million ($137.3 million after taxes) to recognize the cost of restructuring activities around the world which are being compressed into the next 18 to 24 months in order to anticipate now the competitive needs of the increasingly unified market of the late 1990's.


The majority of the charge relates to our European and North American consumer
food businesses.   The restructuring charge is summarized below:

                               Total     Charge     To be utilized
                              Charge    Utilized   in future periods
                             --------   --------   -----------------
Employee severance               $102       $  -               $102
Plant and support facilities      114        109                  5
Other                              11          -                 11
                                  ---        ---                ---
                                 $227       $109               $118
                                  ===        ===                ===



     The charge is designed to cover the cost of a phased reduction of about 2,600 employees worldwide combined with the realignment of manufacturing capacity. The realignment will be achieved through a combination of plant closures, scale backs and relocations of production. In total, twenty-four consumer food plants and four corn refining plants will be affected by the restructuring.

     The time period for completion of the restructuring is from a few months at some sights to two years at others where alternative production sites are to be constructed.

     At June 30, 1994, $57 million of this charge was included in current liabilities.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources and uses of funds as well as its general financial policy are discussed on pages 27-30 of the 1993 Annual Report to Stockholders which were incorporated by reference in Form 10-K for the year ended December 31, 1993.

     The Company's capital expenditures are expected to be approximately $375 million in 1994.



- ----------
Note: The brand names shown above in distinctive type are trademarks of CPC International Inc. and its affiliates.

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a)  Exhibits pursuant to Item 601 of Regulation S-K.

         Exhibit 11 - Statements re: computation of earnings per common share (Part I data)

     b)  Reports on Form 8-K.

         A report on Form 8-K was filed on June 23, 1994 setting forth under "Item 5 - Other Events", the Company's announcement regarding a restructuring of worldwide operations which will take place over the next two years. A charge of $227 million ($137.3 million after taxes) was taken against second quarter earnings for the cost of restructuring activities.

                    CPC INTERNATIONAL INC. AND SUBSIDIARIES





                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has dully caused this report to be signed on its behalf by the undersigned thereunto dully authorized.


                                      CPC INTERNATIONAL, INC.


DATE:  August 15, 1994


                                      Konrad Schlatter
                                      -----------------------
                                      Konrad Schlatter
                                      Senior Vice President &
                                      Chief Financial Officer





DATE:  August 15, 1994

                                      James E. Healey
                                      -----------------------
                                      James E. Healey
                                      Comptroller & Chief
                                      Accounting Officer

                                EXHIBIT INDEX



Exhibit No.      Description
- -----------      -----------

    11           Computation of Earnings Per Common Share