Form 10-Q
period 1994-09-30
CPC INTERNATIONAL INC
filed 1994-11-14
CIK 25350

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 -------------
                                   FORM 10-Q
                                 -------------

      Quarterly report pursuant to Section 13 or 15 (d) of the Securities
                              Exchange Act of 1934

                      FOR QUARTER ENDED SEPTEMBER 30, 1994

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
                             Yes    X   No
                                -------    -------

           Indicate the number of shares outstanding of each of the
              registrant's classes of common stock, as of latest
                              practicable date.


         CLASS                                OUTSTANDING AT SEPTEMBER 30, 1994
Common Stock, $.25 par value                          147,670,408 shares

                          PART I FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                    CPC INTERNATIONAL INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)
                     ($ MILLIONS EXCEPT PER SHARE AMOUNTS)


                               Three Months Ended   Nine Months Ended
                                  September 30,        September 30,
                               ------------------   ------------------
                                  1994      1993       1994      1993
                               --------  --------   --------  --------
Net sales                      $1,812.9  $1,664.1   $5,406.9  $4,990.1
                               --------  --------   --------  --------

Cost of sales                   1,111.5     998.0    3,314.3   3,009.2
Operating expenses                459.1     435.8    1,421.4   1,342.3
Restructuring charge               --        --        227.0      --
                               --------  --------   --------  --------
                                1,570.6   1,433.8    4,962.7   4,351.5
                               --------  --------   --------  --------
Operating income                  242.3     230.3      444.2     638.6
                               --------  --------   --------  --------

Financing costs                    25.0      21.6       68.8      67.6
                               --------  --------   --------  --------

Income before income taxes        217.3     208.7      375.4     571.0
Provision for income taxes         85.8      83.1      148.3     228.0
                               --------  --------   --------  --------
                                  131.5     125.6      227.1     343.0
Minority stockholders'
 interest                           6.1       3.6       18.5      13.7
                               --------  --------   --------  --------

   Net income                   $ 125.4   $ 122.0    $ 208.6   $ 329.3
                               ========  ========   ========  ========


Average common shares
 outstanding                      148.1     150.4      148.8     150.5

Earnings per common
 share based on net income
 reduced by "ESOP" preferred
 stock dividends, net of taxes    $ .83     $ .79      $1.35     $2.13

Cash dividends declared
 per common share                 $ .34     $ .32      $1.02     $ .96




- -----------
See notes to financial statements.

                    CPC INTERNATIONAL INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  ($ MILLIONS)

                                                                         Sept. 30, 1994                  Dec. 31, 1993
                                                                         --------------                  -------------
                                                                           (unaudited)
ASSETS
- ------
Current assets
  Cash and cash equivalents                                                    $  131.0                       $  166.3
  Notes and accounts receivable, net                                              988.9                          899.7
  Inventories                                                                     977.2                          830.2
  Prepaid expenses                                                                100.2                           75.7
                                                                               --------                       --------
      Total current assets                                                      2,197.3                        1,971.9
                                                                               --------                       --------
Investments in unconsolidated
   affiliates                                                                      79.8                           69.9
                                                                               --------                       --------

Plant and properties                                                            4,434.6                        4,080.8
Less accumulated depreciation                                                   2,232.4                        1,960.1
                                                                               --------                       --------
                                                                                2,202.2                        2,120.7
                                                                               --------                       --------
Excess cost over net assets of
 businesses acquired and other
 intangible assets (net of accumulated
 amortization of $164.4 and $132.3)                                               899.8                          774.7
                                                                               --------                       --------
Other assets                                                                      141.3                          123.6
                                                                               --------                       --------
                                                                               $5,520.4                       $5,060.8
                                                                               ========                       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current liabilities
 Notes and drafts payable                                                      $  786.2                       $  375.0
 Accounts payable and accrued items                                             1,126.3                        1,016.3
 Income taxes payable                                                             107.7                          144.2
 Dividends payable                                                                 50.2                           47.9
                                                                                -------                        -------
     Total current liabilities                                                  2,070.4                        1,583.4
                                                                                -------                        -------
Non-current liabilities                                                           770.1                          673.6
                                                                                -------                        -------
Long-term debt                                                                    891.3                          897.7
                                                                                -------                        -------
Deferred taxes on income                                                          (38.0)                          42.1
                                                                                -------                        -------
Minority interest                                                                 134.1                           94.9
                                                                                -------                        -------

Stockholders' equity
 Preferred stock, authorized 25,000,000
 shares  $1 par value                                                                --                           --
 Designations: Series A ESOP convertible
  3,000,000 shares designated - 2,178,743
  shares issued at stated value (1993:
  2,192,237 shares)                                                               194.4                          195.6
  Series A Junior Participating 600,000
  shares designated - none issued                                                    --                           --
  Common stock authorized 900,000,000
  shares $.25 par value - issued 195,271,444                                       48.8                           48.8
Capital in excess of par value of stock                                           154.7                          150.5
Retained earnings                                                               2,826.3                        2,774.5
Unearned ESOP compensation                                                       (148.2)                        (155.2)
Cumulative translation adjustment                                                (200.5)                        (172.6)
Common stock in treasury at cost -
 47,601,036 shares (1993: 45,454,592 shares)                                   (1,183.0)                      (1,072.5)
                                                                               --------                       --------
 Total stockholders' equity                                                     1,692.5                        1,769.1
                                                                               --------                       --------
                                                                               $5,520.4                       $5,060.8
                                                                               ========                       ========

- -------
See notes to financial statements.

                    CPC INTERNATIONAL INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                  ($ MILLIONS)

                                                                                             For Nine Months Ended
                                                                                                 September 30,
                                                                                         ----------------------------
                                                                                           1994                1993
                                                                                         -------             --------
Cash Flows from (used for) operating activities
- -----------------------------------------------
Net income                                                                               $ 208.6             $ 329.3
Non-cash charges (credits) to net income
 Restructuring charge, net of taxes                                                        137.3                --
 Depreciation and amortization                                                             217.4               197.9
 Deferred taxes                                                                              3.7                (6.9)
 Translation losses                                                                         --                   2.9
 Other, net                                                                                 (2.3)               15.8
Changes in trade working capital:
 Notes and accounts receivable                                                             (12.1)                5.9
 Inventories                                                                               (94.5)              (83.6)
 Accounts payable and accrued items                                                        (66.4)               (7.2)
                                                                                         -------              ------

Net cash flows from operating activities                                                   391.7               454.1
                                                                                         -------              ------

Cash Flows from (used for) investing activities
- -----------------------------------------------

Capital expenditures paid                                                                 (279.9)             (221.0)
Disposal of plants and properties                                                            8.9                14.5
Businesses acquired                                                                       (199.0)              (44.0)
                                                                                         -------             -------
Net cash flows used for investing activities                                              (470.0)             (250.5)
                                                                                         -------             -------
Net cash flows after investments                                                           (78.3)              203.6
                                                                                         -------             -------


Cash Flows from (used for) financing activities
- -----------------------------------------------

Purchase of treasury stock                                                                (116.1)              (27.1)
Repayment of long-term debt                                                                (53.3)             (213.6)
New long-term debt                                                                          81.9                71.9
Net change in short-term debt                                                              281.0               136.3
Dividends paid on common stock                                                            (149.1)             (141.5)
Dividends paid on preferred stock                                                           (7.8)               (7.9)
Common stock issued                                                                          5.6                 4.5
Other liabilities (deposits)                                                                (1.1)              (13.6)
                                                                                         -------             -------

Net cash flows (used for) financing activities                                              41.1              (191.0)
                                                                                         -------             -------
Effects of exchange rate changes on cash                                                     1.9               (10.1)
                                                                                         -------             -------
Increase (decrease) in cash and cash equivalents                                           (35.3)                2.5
                                                                                         -------             -------
Cash and cash equivalents, beginning of year                                               166.3               158.0
                                                                                         -------             -------

Cash and cash equivalents, end of period                                                 $ 131.0             $ 160.5
                                                                                         =======             =======




- -------
See notes to the financial statements.

                    CPC INTERNATIONAL INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CHANGES IN
                              STOCKHOLDERS' EQUITY
                                  (UNAUDITED)
                                  ($ MILLION)

                          Preferred
                            Stock          Capital in             Unearned    Cumulative
                          Series A  Common  Excess of  Treasury     ESOP      Translation   Retained
                            ESOP     Stock  Par Value    Stock  Compensation   Adjustment   Earnings
                          --------  ------  ---------  -------- ------------  -----------   --------
Balance, December 31, 1993  $195.6   $48.8     $150.5 $(1,072.5)     $(155.2)     $(172.6)  $2,774.5
Net income for the period                                                                      208.6

ESOP compensation earned                                                 7.0

ESOP shares redeemed          (1.2)

Common dividends                                                                              (151.4)

Series A ESOP preferred
 stock dividends,
 net of taxes                                                                                   (5.4)

Translation adjustment for
 the period                                                                         (27.9)

Shares issued for:
 Stock options,
 deferred compensation and
 restricted stock awards                          4.2       5.6

Treasury stock acquired                                  (116.1)


                          ---------------------------------------------------------------------------
Balance, Sept. 30, 1994     $194.4   $48.8     $154.7 $(1,183.0)     $(148.2)     $(200.5)  $2,826.3
                          ===========================================================================





- -------
See notes to financial statements.

                    CPC INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  INTERIM FINANCIAL STATEMENTS

       The unaudited consolidated interim financial statements included herein were prepared by management and reflect all adjustments (consisting solely of normal recurring items) which are, in the opinion of management, necessary to present a fair statement of results of operations for the interim periods ended September 30, 1994 and 1993 and the financial position as of September 30, 1994 and December 31, 1993.

       References to "the Company" are to CPC International Inc. and its consolidated subsidiaries. These statements should be read in conjunction with the consolidated financial statements and the related footnotes to these statements contained in the Company's Annual Report to Stockholders which notes were incorporated by reference in Form 10-K for the fiscal year ended December 31, 1993.

2.  ACQUISITIONS AND MERGERS

       In the first quarter of 1994, the Company acquired an 85% interest in a European producer and marketer of brand-name potato products. In addition, the Company acquired the jams, juices and related food products business of a Company in Sri Lanka. The total costs of these investments amounted to $195 million including assumed debt.

       In the second quarter of 1994 the Company purchased the majority interest of a newly formed company which manufactures and markets selected CPC food brands in South Africa and exports CPC products to sub-Saharan Africa. This investment cost about $20 million. Also in the second quarter, the Company acquired three consumer foods businesses located in the United States, for a total cost of approximately $67 million. These businesses include; Western, a brand of salad dressing and specialty sauces, Iberia, a marketer of Hispanic products in the United States and a smaller business which produces snacks.

       On October 28, 1994, the Company announced that it's Mexican corn refining business had reached an agreement to form a joint venture with Arancia, S.A. de C.V. another corn refining company located in Mexico. The venture expects to have combined sales of approximately $250 million. This venture will be accounted for on the equity basis.


3.  INVENTORIES

     Inventories are summarized as follow:

                                         Sept. 30, 1994  Dec. 31,1993
                                         --------------  ------------
     Finished and goods in process               $631.6        $491.6
     Raw materials                                202.9         202.6
     Supplies                                     142.7         136.0
                                                 ------        ------
                                                 $977.2        $830.2
                                                 ======        ======

4.   LONG-TERM DEBT

     A summary of long-term debt is as follows:

                                          Sept. 30, 1994  Dec.31,1993
                                          --------------  -----------
     7.78% ESOP guaranteed notes due
       December 2004                             $ 178.2      $ 183.3
     5.625% -- 6.75% pollution control
       revenue bonds due 2007-2016                  15.3         15.3
     5.02% medium term notes
       due 1994-1996                                50.0          --
     8.5% sinking fund debentures due
       April 2016                                  100.0        100.0
     5.75% Swiss franc debentures                  149.3        140.8
     6.75% German mark debentures                  125.8        122.7
     Commercial paper supported by revolving
       credit agreements                           100.0        100.0
     Other secured and unsecured notes
       and loans at various rates and
       due dates                                   274.8        298.9
                                                 -------      -------
                                                   993.4        961.0
                                                 -------      -------
     Less current maturities                       102.1         63.3
                                                 -------      -------
                                                 $ 891.3      $ 897.7
                                                 =======      =======

5. CONSOLIDATED STATEMENTS OF CASH FLOWS

   Supplementary information for the consolidated statements of cash flows is set forth below:

                                             For the Nine Months Ended
                                                    September 30,
                                              ------------------------
   Cash paid during the period for:              1994            1993
                                                 ----            ----
      Interest                                 $ 75.0         $  70.5
      Income taxes                              274.4           227.6

   Details of businesses acquired
   were as follows:
       Fair value of assets acquired           $460.0         $  27.6
       Less: Liabilities assumed                261.0             2.0
                                               ------         -------
       Cash paid                               $199.0         $  25.6
                                               ======         =======


   The details of businesses acquired as shown above, are based on estimates which will be finalized at year end. In 1993, the Company also acquired the remaining minority interests in certain companies at a cost of $13.4 million and made equity contributions of approximately $5 million.

6. FINANCIAL INSTRUMENTS

   FOREIGN EXCHANGE CONTRACTS - The Company's policy is to hedge its exposure in foreign currencies resulting from transactions that comprise mainly planned dividends, fees and royalties, and intercompany loans. These exposures relate primarily to the currencies of the major European countries in which the Company operates, namely Germany, France, the Netherlands, Switzerland and the United Kingdom. The Company also hedges certain investments in its foreign operations with similar instruments or with loans denominated in the particular foreign currency.

    As a matter of policy, the Company does not speculate in foreign currencies. Gains and losses, both realized and unrealized, on financial instruments that hedge operating activities and related cashflows, flow through income in the same period as the items being hedged.

    Gains and losses, both realized and unrealized, on financial instruments that hedge the Company's investments in foreign operations are recognized as part of the cumulative translation adjustment in shareholders' equity.

    At December 31, 1993 the Company had forward exchange contracts, maturing in 1994, to deliver $376 million of foreign currencies comprised of $192 million German marks, $90 million British pounds, $35 million French francs, $33 million Dutch guilders and $26 million of various other currencies including Belgian francs, Canadian dollars, Danish kroner, Japanese yen and Spanish peseta. The Company also had, at December 31, 1993, contracts to purchase $31 million of foreign currencies, primarily German marks.

   As of September 30, 1994, the Company had forward exchange contracts to deliver $240 million of foreign currencies comprised of $70 million British pounds, $17 million Swiss francs, $71 million Italian lire, $47 million Dutch guilders, $12 million French francs and $23 million of various other currencies including Belgian francs, German marks, Canadian dollars, Danish kroner, Japanese yen and Spanish peseta.

   Most of the forward currency contracts outstanding mature within 90 days of the respective balance sheets, at December 31, 1993 and September 30, 1994.

   INTEREST RATE SWAPS - The Company utilizes interest rate swap agreements to minimize its financing costs and to balance its current and non-current asset levels with floating interest rate and fixed interest rate debt positions. The Company's risk on swap agreements is limited to the cost of replacing such agreements at current market rates. The Company continually monitors its positions and credit ratings of its counterparties and limits the number of agreements it enters into with any one party. Management believes the risk of incurring a material loss is remote.

   At December 31, 1993, the Company had $300 million notional amount of interest rate swap agreements outstanding. A portion of these agreements with maturity dates through 1995 effectively converted an aggregate principal amount of $100 million fixed interest rate debt into variable interest rate debt with a weighted average receive rate of 7.21% and a weighted average pay rate of 3.44%. The remaining agreements with maturity dates through 2000, also effectively converted $200 million of floating interest rate debt into a fixed interest rate debt with a weighted average receive rate of 5.88% and a weighted average pay rate of 5.09%.

    At September 30, 1994, the Company had $290 million notional amount of interest rate swap agreements outstanding. A portion of the Company's fixed rate debt position was hedged with $90 million notional amount of swap agreements with a weighted average receive rate of 5.65% and a weighted average
pay rate of 4.95%.   The remaining agreements with maturity dates through 2000
also effectively converted floating interest rate debt into fixed interest rate debt with a weighted average receive rate of 5.88% and a weighted average pay rate of 5.09%.


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

     The Company's products are manufactured from a number of raw materials, including soybean and other edible oils, peanuts, corn and wheat, all of which are, and are expected to continue to be, in adequate supply. However, as market prices of these materials depend on a number of unpredictable factors such as farm plantings and weather, resulting fluctuations may have an effect on the Company's earnings to the extent such fluctuations cannot, for competitive reasons, always be passed on immediately through pricing adjustments of the Company's products. It is the possible exposure to such relatively short term cost/pricing imbalances that the Company attempts to cover through fixing, when appropriate, the costs of certain commodities in the short term by using commodities futures contracts. Such contracts are also employed to fix the commodities' cost of certain fixed price sales contracts of the corn refining business.

     At December 31, 1993 and September 30, 1994 the Company had commodity futures contracts to purchase primarily corn totaling $111 million and $66 million respectively. The commodity futures contracts at September 30, 1994 primarily call for delivery in the period December 1994 to May 1995. Contracts for delivery beyond December 31, 1994 aggregate to about $41 million. Management believes the risk of incurring a material loss from its commodity contract positions at September 30, 1994 is remote.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
     Third quarter earnings per share advanced 5.1% to $.83 from $.79 in the third quarter last year. Net income of $125.4 million was 2.8% higher than the $122 million earned in the third quarter of 1993.

     For the first nine months, excluding a 1994 second quarter restructuring charge of $.92 per share, E.P.S. increased 6.6% to $2.27 from $2.13. Net income for the nine month period, excluding the second quarter charge, rose 5% to $345.9 million from $329.3 million for the same period in 1993.

     Worldwide sales for the third quarter advanced 8.9% to $1.81 billion from $1.66 billion in the third quarter of 1993. Added volumes from acquisitions in the Company's North American and European consumer foods businesses, and strong performance in CPC's Asian consumer foods operations and its corn refining business contributed to the gain.

     Worldwide operating income rose 5.2% in the quarter of $242.3 million, compared to $230.3 million in the third quarter last year. Unfavorable values of European currencies through most of the quarter restrained the gain somewhat.

     Increased borrowings in connection with acquisition activities and CPC's ongoing stock buy-back program resulted in somewhat higher financing charges. The fewer shares outstanding resulting from the buy-back program benefited earnings per share.

     C.R. Shoemate, chairman and chief executive officer, said, "The Brazilian problem, which as we earlier announced has impacted our third quarter results, is now behind us, and today our business there is in good shape. Brazilian volumes are growing well and margins are good. Also, Best Foods is now experiencing more normal trade conditions, after recently weak volumes mainly related to trade inventory and pricing situations in their traditional business.

     "With strong margins and profit growth in Europe, Asia, corn refining, and the rest of our Latin American consumer foods operations, we are confident that we will achieve our recent estimate for 1994 earnings of $3.16 per share, excluding the second quarter 1994 restructuring charge."

     Mr. Shoemate also said that the Company's restructuring program is progressing on schedule.

     In the nine-month period, worldwide sales rose to $5.41 billion, 8.4% higher than the $5 billion in sales achieved in the same period last year. Operating income for the nine months, before the restructuring charge, advanced 5.1% to $671.2 million from $638.6 million for the period last year.

CONSUMER FOODS

     Third quarter sales of consumer foods increased 8.7% to $1.5 billion from $1.4 billion in the third quarter 1993, driven by higher volumes from acquisitions in North America and Europe. Operating income from consumer foods, chiefly reflecting substantially lower margins in Brazil, was 1.4% lower for the quarter.

     For the nine-month period, sales from consumer foods rose 7.9% compared to the same period last year. Operating income for the period was 2.6% higher.

     Best foods, CPC's North American consumer foods business, reported third quarter sales growth of 7.6%, as added volumes form acquisitions and favorable pricing overcame volume declines in several traditional businesses. Best Foods' operating income for the quarter was flat.

     Volumes of Hellmann's mayonnaise and Mazola corn oil were significantly lower, chiefly due to trade inventory reductions. Skippy peanut butter volumes, boosted by CPC's new Skippy reduced fat product, rose solidly. Volumes of Knorr products, Mueller's pasta, and Karo syrup improved, while the division's bakery products business reported slightly lower volumes.

     For the nine-month period, Best Foods' sales rose 7.7%, and operating income growth was 1.3% higher.

     In Europe, CPC's operations recorded an 11.5% sales gain and operating income of 10.2%, in spite of unfavorable currencies during the quarter. The gains were largely the result of added volumes from acquisitions and better margins, which reflected lower costs achieved through the division's cost reduction and rationalization programs of the last several years. For the nine months, European sales were up 9% and operating income for the period rose 13% compared to the same period in 1993.

     CPC's Latin American consumer foods operations, reflecting the severe impact of the Brazilian economic situation, had marginally higher sales, but operating income dropped 28% in the quarter. In virtually all of its Latin American consumer foods operations, other than Brazil, CPC's operations grew strongly. Over the first nine months of 1994, sales from Latin American consumer foods advanced 4.1%, while operating income was 17% lower.

     CPC's Asian consumer foods operations posted excellent results for the third quarter, with sales and operating income gains of 19% and 20%, respectively, on a 22% volume gain. The Company's fledgling operations in China and Sri Lanka are developing well, according to Mr. Shoemate, but as expected they are not yet contributing to the profit advances. For the first nine months, sales and earnings from Asia rose 10.6% and 9.3%, respectively.

Corn Refining

     CPC's corn refining business, benefiting from favorable pricing, lower costs, and solidly growing volumes, posted a sales advance of 9.9%, while operating income grew 30%. These results compare favorably to results in the same period last year when higher costs and floods in the Midwest had a significantly negative impact. Both CPC's North American and Latin American corn refining operations contributed strongly to the gains in this year's third quarter.

     Nine-month results for CPC's corn refining business show a 10.9% sales increase and a 16% increase in operating income.

RESTRUCTURING CHARGE

     On June 23, 1994 the Company announced that it had taken a restructuring charge of $227 million ($137.3 million after taxes) to recognize the cost of restructuring activities around the world which are being compressed into a period of 18 to 24 months from that date in order to anticipate now the competitive needs of the increasingly unified market of the late 1990's.

The majority of the charge relates to the Company's European and North American
consumer food businesses.   The restructuring charge is summarized below:

                          TOTAL  CHARGE UTILIZED  CHARGE USED IN     TO BE UTILIZED
                         CHARGE  IN PRIOR PERIOD  CURRENT PERIOD  IN FUTURE PERIODS
                         ------  ---------------  --------------  -----------------
Employee severance         $102             $  -            $  1               $101
Plant and support
 facilities                 114              109                                  5
Other                        11                -               1                 10
                            ---              ---             ---                ---
                           $227             $109            $  2               $116
                            ===              ===             ===                ===

     Since June 30, 1994 is the end of the third quarter for the international businesses and there was no restructuring utilization to be reported on.

     The charge is designed to cover the cost of a phased reduction of about 2,600 employees worldwide combined with the realignment of manufacturing capacity. The realignment will be achieved through a combination of plant closures, scale backs and relocations of production. In total, twenty-four consumer food plants and four corn refining plants will be affected by the restructuring.

     The time period for completion of the restructuring is from a few months at some sites to two years at others where alternative production sites are to be constructed.

     At September 30, 1994, $57 million of this charge was included in current liabilities.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources and uses of funds as well as its general financial policy are discussed on pages 27-30 of the 1993 Annual Report to Stockholders which were incorporated by reference in Form 10-K for the year ended December 31, 1993.

     The Company's capital expenditures are expected to be approximately $375 million in 1994.


- ----------
Note: The brand names shown on page 9 in distinctive type are trademarks of CPC International Inc. and its affiliates.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a)  Exhibits pursuant to Item 601 of Regulation S-K.

         Exhibit 11 - Statements re: computation of earnings per common share (Part I data)

     b)  Reports on Form 8-K.
            There were no reports filed on Form 8-K for the quarter ended September 30, 1994.

                    CPC INTERNATIONAL INC. AND SUBSIDIARIES




                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              CPC INTERNATIONAL, INC.


DATE:  November 4, 1994


                                                  /S/ KONRAD SCHLATTER
                                                  -----------------------------
                                                  (Konrad Schlatter)
                                                   Senior Vice President &
                                                   Chief Financial Officer





DATE:  November 4, 1994

                                                  /S/ JAMES E. HEALEY
                                                  -----------------------------
                                                  (James E. Healey)
                                                   Comptroller & Chief
                                                   Accounting Officer

                                EXHIBIT INDEX


         Exhibit 11 - Statements re: computation of earnings per common share
                      (Part I data)

         Exhibit 27 - Financial Data Schedule