Form 10-K405
period 1994-12-31
CPC INTERNATIONAL INC
filed 1995-03-28
CIK 25350

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994    COMMISSION FILE NUMBER 1-4199

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

              ENGLEWOOD CLIFFS, N.J.                               07632-9976
     (Address of principal executive office)                       (Zip Code)

     (Registrant's telephone number, including area code)          201-894-4000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


                                                           Name of each exchange
             Title of each class                           on which registered
             -------------------                           -------------------

             8 1/2% sinking fund
             debentures, due April 15, 2016                       New York
             -----------------------------------------------------------------
                                                                New York  Geneva
                                                                Chicago   London
                  Common Stock                                  Pacific   Paris
             par value $.25 per share                           Basle     Zurich
                                                                Frankfurt


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

                                 YES  X   NO
                                     ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


                                                             Aggregate market value
                                     Outstanding at      held by non-affiliates of the
                Class               January 31, 1995    registrant at January 31, 1995
    ----------------------------    ----------------    ------------------------------
    Common stock, par value $.25       146,570,195              $7,969,754,353

                      DOCUMENTS INCORPORATED BY REFERENCE
      1. Portions of registrant's Annual Report to Stockholders for year ended
         December 31, 1994 are incorporated into Part I and Part II hereof.
      2. Portions of the registrant's Proxy Statement dated March 15, 1995 are incorporated into Part III hereof.

                                    PART I

ITEM 1.   BUSINESS.

   CPC International Inc. and its consolidated subsidiaries (the "Company") is a worldwide group of businesses, principally engaged in two major industry segments: consumer foods and corn refining. The development of the Company's business since the beginning of 1994 and financial information on business segments and geographical divisions are described in the 1994 Annual Report to Stockholders (the "Annual Report"), the following portions of which are incorporated herein by reference:

   -   Text on pages 8 through 13 under the heading "Consumer Foods Business".

   -   Text on pages 14 through 16 under the heading "Corn Refining Business".

   - Text on pages 18 through 21 under the headings "Geographic Overview" and "Business Extension 1992-1994".

   - Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 22 through 25.

   - Financial Statements and Notes to Financial Statements on pages 27 through 45.

   The Company employs approximately 41,900 people of whom approximately 33,700 are located outside the United States. Total employee costs amounted to $1.4 billion in 1994 compared with $1.3 billion and $1.2 billion in 1993 and 1992, respectively.

   The Company's products are manufactured from various agricultural raw materials including soybean and other vegetable oils, peanuts, corn and wheat, all of which are, and are expected to continue to be, in adequate supply. As prices of these materials depend upon a number of such unpredictable factors as farm plantings and weather, and as the Company engages in only limited price hedging, fluctuations in raw material prices may have an effect on the Company's earnings.

   The Company's products are sold primarily by the sales organizations of its various operating units and subsidiaries. Exports represent a small portion of total net sales. Mayonnaise sales accounted for 11.3 percent, 11.7 percent and
11.5 percent of consolidated net sales in 1994, 1993 and 1992, respectively.

   The Company has approximately 1,700 trademarks, some of which are of significant importance to the Company, particularly in the consumer foods business. The Company also has over 1,610 patents of various durations, some of which are licensed to affiliates and joint ventures in which the Company or an affiliate participates. No individual patent has a material effect on the earnings of the Company.

   The Company's products, both within the United States and abroad, generally face strong competition, and as a result, the Company engages in extensive marketing, advertising and promotional activities, particularly with respect to its consumer products. The Company also conducts continuous market research to assist in determining consumer preferences. The amount spent on these activities was $712 million in 1994, $643 million in 1993, and $664 million in 1992.

   In addition, the Company conducts product and process research and development activities. Research related to food and food technology is conducted at facilities in Somerset, New Jersey, Heilbronn, Germany, and Thayngen, Switzerland, and corn refining research and product support activities are provided from facilities at Argo, Illinois and Beloit, Wisconsin.

   Research has resulted in the development of new and improved products based on studies in nutrition, food technology, vegetable oils, enzymes, carbohydrates, and carbohydrate-derived products, as well as developments and improvements in process technology. The amount spent for research and development in 1994, 1993, and 1992 was $58 million, $49 million, and $46 million, respectively. Research and development expenditures increased by $9 million in 1994 reflecting mostly additional spending for consumer foods research. Approximately 660 full-time professional employees were engaged in such activities during 1994.

   The Company operates in 59 countries, and accordingly, operations are subject to varying degrees of political risk and uncertainty. Loss of earnings from any one country other than the United States would not have a material adverse effect on the Company as a whole.

ITEM 2.    PROPERTIES.

   The Company's headquarters buildings in Englewood Cliffs, New Jersey are held under a lease which, including all renewal terms, expires in May 2019. The Company owns or leases other property appropriate to its business, including distribution centers and warehouses. None of the leases involved is considered to be a material lease.

   The Company has a total of 143 operating plants, of which 27 are in the United States, 8 in Canada, 42 in Europe, 20 in Africa and the Middle East, 32 in Latin America and 14 in Asia. In addition, the Company has a 50% interest in joint ventures which operates three plants, one of which is located in each of Asia (consumer foods products), Latin America (corn refining products), and the United States (fuel ethanol).

   Of the Company's 143 plants, 122 plants are engaged solely in the manufacture of consumer food products, 20 are engaged in the manufacture of corn refining products, 7 of which also produce consumer food products; and 1 plant is engaged in the manufacture of other products. In general, it is the Company's belief that its plants are suitable and adequate for its needs, and, subject to fluctuations in market demand, are fully utilized.

   Included on the following page is a complete listing of all plants owned and operated by the Company and its consolidated subsidiaries as of December 31, 1994. Based on past loss experience, the Company believes it is adequately insured in respect of these assets, and for liabilities which are likely to arise from its operations.

THE CONSUMER FOODS FACILITIES ARE AS FOLLOWS:

UNITED STATES:ARKANSAS-Little Rock; CALIFORNIA-Placentia, Santa Fe Springs; CONNECTICUT-Greenwich; FLORIDA-Riviera Beach; ILLINOIS- Argo, Chicago, Franklin Park; INDIANA-Indianapolis; MARYLAND-Frederick; NORTH CAROLINA-Asheboro, Gastonia; NEW JERSEY-Bayonne, Jersey City, Totowa; NEW YORK-Bronx; TEXAS-Irving; WASHINGTON-Seattle; WISCONSIN-Germantown, Milwaukee (2), Oconomowoc; PUERTO RICO-Arecibo

CANADA:ONTARIO-Cardinal; QUEBEC-Baie d'Urfe, Boisbriand, Pointe Claire(2)

EUROPE:AUSTRIA-Wels; CZECH REPUBLIC-Hradec, Zabreh; DENMARK-Copenhagen, Frederiksberg, Levring, Rodovre, Vadum; FRANCE-Duppigheim (2), Faverolles, Ludres (Nancy), Verneuil; GERMANY-Auerbach, Bremen, Cloppenburg, Heilbronn, Krefeld, Krumbach, Munchen, Reinbek, Stavenhagen, Wittingen; GREECE-Schimatari; HUNGARY-Roszke; IRELAND-Dublin; ITALY, Calderara (Bologna), Sanguinetto; NETHERLANDS- Baarn, Loosdrecht; POLAND-Poznan (2), Torun; PORTUGAL-Carregado; SPAIN-Martorell; SWEDEN-Simrishamn; SWITZERLAND-Carouge, Thayngen; UNITED KINGDOM-Burton-on-Trent, Lifton, Paisley, Redditch

LATIN AMERICA:ARGENTINA-Barracas, Florida, Mendoza, Pilar, Tucuman; BRAZIL, Campina Grande, Garanhuns, Itatiaia, Pouso Alegre; COLOMBIA-Barranquilla (2), Cali; COSTA RICA-Ala Juela; DOMINICAN REPUBLIC-Santo Domingo;
MEXICO-Aguascalientes, Aguida, Lerma; PERU- Callao; URUGUAY-San Carlos; VENEZUELA-Maracay, Valencia

AFRICA & MIDDLE EAST:ISRAEL-Arad, Arara, Beit-Yitzak, Hadera, Haifa, Zefat; KENYA-Nairobi, MOROCCO-Casablanca; SAUDI ARABIA-Yanbu; SOUTH AFRICA-Cape Town, Durban (2), East London, Estcourt, Klerksdorp, Tarlton, Vryheid;
TUNISIA-Grombalia; TURKEY-Cayirova

ASIA:HONG KONG-Tai Po; INDIA-Dharwad, Thane; INDONESIA-Purwakarta; MALAYSIA-Kuala Lumpur; PAKISTAN-Pernawan; PHILIPPINES-Las Pinas, Paranaque; SRI LANKA-Kothalawala; TAIWAN-Hsin Chu Hsien; THAILAND-Bangpoo, Gateway City

THE CORN REFINING FACILITIES ARE AS FOLLOWS:

UNITED STATES:CALIFORNIA-Stockton; ILLINOIS-Argo; NORTH CAROLINA-Winston-Salem

CANADA:ONTARIO-Cardinal, London, Port Colborne

LATIN AMERICA:ARGENTINA-Baradero*, Rio Segundo; BRAZIL-Balsa Nova, Cabo*, Mogi-Guacu*; CHILE-Llay-Llay*; COLOMBIA-Barranquilla, Cali*, Medellin; MEXICO-Guadalajara*, San Juan del Rio

ASIA:MALAYSIA-Petaling Jaya; PAKISTAN-Faisalabad*

AFRICA:KENYA-Eldoret

The OTHER PRODUCTS facility which produces enzymes is located in Beloit, Wisconsin.

- ----------
*Indicates corn refining plant that also produce consumer foods products.

ITEM 3.   LEGAL PROCEEDINGS.

   Updating previous reports concerning the site of a former subsidiary of the Company, Ott Chemical Company, located in Muskegon, Michigan, in which it was reported that the Company, together with the present owner of the site, was held liable in August 1991 under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), and that the U.S. Environmental Protection Agency ("EPA") had issued orders under Section 106 of CERCLA directing the Company and the present owner to carry out a program of groundwater remediation but subsequently withdrew these orders, EPA's selected groundwater remedy for the facility is presently under construction. EPA is also initiating field work on a soil remediation program at the site. The Company's appeal from the liability ruling is presently pending before the Sixth Circuit Court of Appeals.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not applicable.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below are the names and ages of all elected officers of the Registrant, as of December 31, 1994, indicating their positions and offices with the Registrant and the period during which each has served as such:


                                    All positions and offices
       Name             Age            with the Registrant
       ----             ---         -------------------------
Charles R. Shoemate     55          Chairman of the Board since September 1990;
                                    Chief Executive Officer since August 1990;
                                    President since October 1988;
                                    Vice President, 1984 - October 1988 and
                                    Director since October 1988.

Robert J. Gillespie     52          Senior Vice President since November 1991;
                                    Vice President since 1981 and Director since
                                    October 1988.

Alain Labergere         60          Senior Vice President since November 1991;
                                    Vice President since January 1991 and
                                    Director since December 1992.

Konrad Schlatter        59          Chief Financial Officer since July 1993;
                                    Senior Vice President since April 1990;
                                    Vice President since 1987, Comptroller
                                    1981-1987.

Clifford B. Storms      62          Senior Vice President since October 1988,
                                    Vice President, 1973 - October 1988;
                                    and General Counsel since 1975.

Angelo S. Abdela        52          Vice President since 1990; Treasurer since
                                    1981.

Richard P. Bergeman     56          Vice President since 1982.


Michael J. Bevilacqua   55          Vice President since 1992.

Charles Feldberg        61          Vice President since 1984.

Gordon F. Granger       57          Vice President since 1990.

Lawrence K. Hathaway    50          Vice President since 1990.

Bernard H. Kastory      49          Vice President since 1992.

Axel C.A. Krauss        50          Vice President since 1992.

Fred C. Meendsen        61          Vice President since 1984.

Eugene J. Northacker    53          Vice President since 1992.

John W. Scott           59          Vice President since 1985.

Samuel C. Scott         50          Vice President since 1991.

James E. Healey         53          Comptroller since 1987.

John B. Meagher         58          Secretary since 1981.

   All officers serve at the pleasure of the Board of Directors.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

   Information regarding the principal markets for the Company's common stock and market prices for each quarterly period during the past two years is set forth on pages 46 and 47 of the Annual Report and is incorporated herein by reference.

   The approximate number of equity stockholders as of December 31, 1994 was 30,100.

   The history of the Company's dividends declared for the last two years on pages 46 and 47 of the Annual Report is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

   Selected financial data for the eleven years ended December 31, 1994 for the Company, as set forth on pages 46 and 47 of the Annual Report, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  Management's discussion and analysis of financial condition and results of operations of the Company for the three years ended December 31, 1994, is set forth on pages 22 through 25 of the Annual Report.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The financial statements comprising the consolidated balance sheets at December 31, 1994 and 1993, and the consolidated statements of income, stockholders' equity and cash flows, and notes to financial statements for each of the years in the three year period ended December 31, 1994 are set forth on pages 27 through 45 of the Annual Report.

  Selected quarterly financial data for the years ended December 31, 1994 and December 31, 1993, set forth on pages 46 and 47 of the Annual Report is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

  Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The Company's Proxy Statement dated March 15, 1995 (the "1995 Proxy Statement") has been filed pursuant to Regulation 14A and is incorporated herein by reference. Information regarding directors of the registrant is set forth on pages 16 through 22 of the 1995 Proxy Statement under the caption "Election of Directors". Information regarding executive officers of the registrant is set forth on pages 4 and 5 of this report.

ITEM 11. EXECUTIVE COMPENSATION.

  Information regarding executive compensation is set forth on pages 11 through 14 of the 1995 Proxy Statement under the caption "Executive Compensation and Stock Ownership Tables".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

  Information regarding security ownership of certain beneficial owners and management is set forth on pages 14 and 15 of the 1995 Proxy Statement under the caption "Stock Ownership Table".

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Not applicable.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    a) Financial Statements - See index on page 8.

    b) Reports on Form 8-K - There were no reports filed on Form 8-K during the fourth quarter of 1994.

    c) Exhibits - Exhibits to this report are filed as part of this report as set forth in the Index to Exhibits on pages 11 and 12 hereof.

                         INDEX TO FINANCIAL STATEMENTS

1.  FINANCIAL STATEMENTS

    The consolidated financial statements and reports of the independent auditors are included in Part II of this report through incorporation by reference from the Annual Report which is enclosed as Exhibit 13. The documents referred to above can be found on the following pages in the Annual Report.

                                                                      Annual Report
                                                                      -------------
                                                                           Page
                                                                           ----
   a)     Independent auditors' report                                     26

   b)     Consolidated balance sheets as of December 31,
          1994 and 1993                                                  28 - 29

   c)     Consolidated statements of income for the years
          ended December 31, 1994, 1993 and 1992                            27

   d)     Consolidated statements of cash flows for the
          years ended December 31, 1994, 1993 and 1992                      30

   e)     Consolidated statements of stockholders' equity for
          the years ended December 31, 1994, 1993 and 1992                  31

   f)     Notes to financial statements                                   32 - 45

2.  FINANCIAL STATEMENT SCHEDULES

   All financial statement schedules have been omitted either because the information is not required or is otherwise included in the financial statements and notes thereto.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of March, 1995.

                                               CPC INTERNATIONAL INC.
                                       -----------------------------------------


                                       By /s/ Charles R. Shoemate
                                          --------------------------------------
                                              Charles R. Shoemate, Chairman,
                                              President and Chief Executive
                                              Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on the 21st day of March, 1995.

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
   /s/ Charles R. Shoemate         Chairman, President, and Chief
- ---------------------------------  Executive Officer
      (Charles R. Shoemate)


   /s/ Konrad Schlatter            Senior Vice President and Chief
- ---------------------------------  Financial Officer
      (Konrad Schlatter)


   /s/ James E. Healey             Comptroller and Chief Accounting
- ---------------------------------  Officer
      (James E. Healey)


   /s/ Theodore H. Black           * Director
- ---------------------------------
      (Theodore H. Black)


   /s/ Alfred C. DeCrane, Jr.      * Director
- ---------------------------------
      (Alfred C. DeCrane, Jr.)


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


   /s/ Ellen R. Gordon             * Director
- ---------------------------------
      (Ellen R. Gordon)


   /s/ George V. Grune             * Director
- ---------------------------------
      (George V. Grune)


   /s/ Leo I. Higdon, Jr.          * Director
- ---------------------------------
      (Leo I. Higdon, Jr.)


   /s/ Richard G. Holder           * Director
- ---------------------------------
      (Richard G. Holder)


   /s/ Eileen S. Kraus             * Director
- ---------------------------------
      (Eileen S. Kraus)


   /s/ Alain Labergere             * Director
- ---------------------------------
      (Alain Labergere)


   /s/ William S. Norman           * Director
- ---------------------------------
      (William S. Norman)


*  /s/ John B. Meagher
 --------------------------------
      (John B. Meagher)
      Attorney-in-Fact


                               INDEX TO EXHIBITS

Exhibit No.
- -----------

    3(a) The Certificate of Incorporation as restated April 22, 1993 is incorporated by reference to Exhibit 3(a) of Form 10-K for the year ended December 31, 1993.

    3(b) The By-Laws as amended on September 21, 1993 are incorporated by reference to Exhibit 3(b) of Form 10-K for the year ended December 31, 1993.

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

    10(b) The 1993 Stock and Performance Plan is incorporated by reference to the Registration Statement filed on Form S-8, File No. 33-49847.

    10(c) Deferred Compensation Plan for Outside Directors and Retirement Income Plan for Outside Directors

                 i) The Deferred Compensation Plan for Outside Directors, as
            amended and restated effective May 1, 1994 is filed herewith as
            Exhibit 10(c)i).

                 ii) The Retirement Income Plan for Outside Directors as amended
            March 15, 1988, is incorporated by reference to Exhibit 10(b)ii of Form 10-K for the year ended December 31, 1987.

    10(d) Employment agreements for those directors and the five most highly compensated executive officers who have such contracts, including amendments thereto. Employment agreement for Mr. C.R. Shoemate dated January 2, 1986, is incorporated by reference to Exhibit 10(c) of Form 10-K for the year ended December 31, 1988, along with amendments dated January 19, 1989, February 21, 1989, and January 21, 1992 are incorporated by reference to Exhibit 10(c) of Form 10-K for the year ended December 31, 1991. Employment agreement for Mr. R.J. Gillespie, dated January 2, 1986, as amended, is incorporated by reference to Exhibit 10(c) of Form 10-K for the year ended December 31, 1988. Amendments dated January 19, 1989 and February 21, 1989 are incorporated by reference to Exhibit 10 (c) of Form 10-K for the year ended December 31, 1992.

    10(d) Employment agreement for Mr. C.B. Storms dated January 2, 1986, along with amendments dated November 21, 1986, September 20, 1988, February 13, 1989, and February 21, 1989 are incorporated by reference to Exhibit 10(c) of Form 10-K for the year ended December 31, 1989. Employment agreement for Mr. K. Schlatter, dated January 2, 1986, along with amendments dated November 21, 1986, November 13, 1987, September 20, 1988, February 21, 1989 and July 5, 1990 are incorporated by reference to Exhibit 10(c) of Form 10- K for the year ended December 31, 1992.

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

    10(h) Deferred Stock Unit Plan for senior executives, dated December 20, 1994, is filed herewith as Exhibit 10(h).

    10(i) Executive Life Insurance Plan and amendment No.1 related thereto are filed herewith as Exhibit 10(i).

    11      Schedule of computation of earnings per share filed herewith.

    13 1994 Annual Report to Stockholders is filed herewith. Except for such parts thereof as are expressly incorporated by reference in this Form 10-K, this exhibit is furnished for the information of the Securities and Exchange Commission and is not deemed filed as a part hereof. Graphic material contained in the Annual Report is not included in the electronic filing of this report.

    21      Subsidiaries of the Registrant

              Filed herewith.

    23      Consent of Independent Auditors

              Filed herewith.

    24      Powers of Attorney

              Filed under separate cover with the Commission.

    27      Financial Data Schedule

              Filed herewith as Exhibit 27.