Form 10-Q
period 1995-03-31
CPC INTERNATIONAL INC
filed 1995-05-15
CIK 25350

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 -------------
                                   FORM 10-Q
                                 -------------

      Quarterly report pursuant to Section 13 or 15 (d) of the Securities
                              Exchange Act of 1934

                        FOR QUARTER ENDED MARCH 31, 1995

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

         CLASS                   OUTSTANDING AT MARCH 31, 1995
Common Stock, $.25 par value           146,275,360 shares

                          PART I FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                    CPC INTERNATIONAL INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                     ($ MILLIONS EXCEPT PER SHARE AMOUNTS)


                                                    Three Months Ended
                                                          March 31,
                                                   -------------------
                                                      1995      1994
                                                   --------   --------
Net sales                                          $  1,955   $  1,738
                                                   --------   --------

Cost of sales                                         1,173      1,063
Operating expenses                                      564        482
                                                   --------   --------
                                                      1,737      1,545
                                                   --------   --------
Operating income                                        218        193
                                                   --------   --------

Financing costs                                          26         20
                                                   --------   --------

Income before income taxes                              192        173
Provision for taxes on income                            74         69
                                                   --------   --------
                                                        118        104
Minority stockholders' interest                           7          6
                                                   --------   --------

Net income                                         $    111   $     98
                                                   ========   ========

Average common shares outstanding                   146,486    149,559

Earnings per common share based on net
 income reduced by "ESOP" preferred stock
 dividends net of taxes                               $ .73      $ .63

Cash dividends declared per common share              $ .36      $ .34





 ___________
 See notes to financial statements.

                    CPC INTERNATIONAL INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  ($ MILLIONS)

                                               March 31, 1995     Dec. 31, 1994
                                               --------------     -------------
                                                 (unaudited)
ASSETS
- ------
Current assets
  Cash and cash equivalents                            $  166          $  125
  Notes and accounts receivable, net                    1,130           1,093
  Inventories                                             992             907
  Prepaid expenses                                         91              90
                                                       ------          ------
      Total current assets                              2,379           2,215
                                                       ------          ------
Investments in unconsolidated
   affiliates                                             100              65
                                                       ------          ------

Plant and properties                                    4,524           4,545
Less accumulated depreciation                           2,281           2,264
                                                       ------          ------
                                                        2,243           2,281
                                                       ------          ------
Excess cost over net assets of
 businesses acquired and other
 intangible assets (net of accumulated
 amortization of $180 and $172)                           956             954
                                                       ------          ------
Other assets                                              142             138
                                                       ------          ------
                                                       $5,820          $5,653
                                                       ======          ======

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current liabilities
 Notes and drafts payable                              $  743          $  664
 Accounts payable and accrued items                     1,268           1,237
 Income taxes payable                                     154             134
 Dividends payable                                         52              53
                                                       ------          ------
     Total current liabilities                          2,217           2,088
                                                       ------          ------
Non-current liabilities                                   831             810
                                                       ------          ------
Long-term debt                                            858             879
                                                       ------          ------
Deferred taxes on income                                   (4)            (15)
                                                       ------          ------
Minority interest                                         146             142
                                                       ------          ------

Stockholders' equity
 Preferred stock, authorized 25,000,000
 shares  $1 par value                                      --              --
 Designations: Series A ESOP convertible
  3,000,000 shares designated - 2,161,377
  shares issued at stated value (1994:
  2,170,854 shares)                                       193             194
  Series A Junior Participating 600,000
  shares designated - none issued                          --              --
  Common stock authorized 900,000,000
  shares $.25 par value - issued 195,271,444               49              49
Capital in excess of par value of stock                   159             155
Unearned ESOP compensation                               (141)           (141)
Cumulative translation adjustment                        (188)           (181)
Common stock in treasury at cost -
48,966,084 shares (1994: 48,510,458 shares)            (1,263)         (1,231)
Retained earnings                                       2,963           2,904
                                                       ------          ------
 Total stockholders' equity                             1,772           1,749
                                                       ------          ------
                                                       $5,820          $5,653
                                                       ======          ======

 ----------
 See notes to financial statements.

                    CPC INTERNATIONAL INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                  ($ MILLIONS)

                                                        Three Months Ended
                                                             March 31,
                                                        ------------------
                                                         1995       1994
                                                        ------     ------
Cash flows from (used for) operating activities
- -----------------------------------------------
Net income                                               $111      $ 98
Non-cash charges (credits) to net income
 Depreciation and amortization                             78        71
 Deferred taxes                                             1        (2)
 Translation losses                                         2         2
 Other, net                                                 4         1
Changes in trade working capital:
 Notes and accounts receivable                            (74)      (87)
 Inventories                                              (98)      (43)
 Accounts payable and accrued items                        97        34
                                                         ----      ----

Net cash flows from operating activities                  121        74
                                                         ----      ----

Cash flows from (used for) investing activities
- -----------------------------------------------

Capital expenditures paid                                 (88)      (93)
Disposal of plants and properties                           1         3
Investment in joint venture                               (16)       --
Businesses acquired                                        (2)     (109)
                                                         ----      ----
Net cash flows used for investing activities             (105)     (199)
                                                         ----      ----

Net cash flows after investments                           16      (125)
                                                         ----      ----


Cash flows from (used for) financing activities
- -----------------------------------------------

Purchase of treasury stock                                (36)      (46)
Repayment of long-term debt                               (15)      (10)
New long-term debt                                          4         7
Net change in short-term debt                             108       171
Dividends paid on common stock                            (53)      (48)
Common stock issued                                         4         4
Other liabilities (deposits)                               14         8
                                                         ----      ----

Net cash flows (used for) financing activities             26        86
                                                         ----      ----
Effects of exchange rate changes on cash                   (1)       (2)
                                                         ----      ----
Increase (decrease) in cash and cash equivalents           41       (41)
                                                         ----      ----
Cash and cash equivalents, beginning of year              125       166
                                                         ----      ----

Cash and cash equivalents, end of period                 $166      $125
                                                         ====      ====


__________
See notes to the financial statements.

                    CPC INTERNATIONAL INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CHANGES IN
                              STOCKHOLDERS' EQUITY
                                  (UNAUDITED)
                                  ($ MILLIONS)

                               Preferred
                                 Stock          Capital in    Unearned     Cumulative
                               Series A  Common  Excess of      ESOP       Translation   Treasury  Retained
                                 ESOP     Stock  Par Value  Compensation   Adjustment     Stock    Earnings
                               --------  ------  ---------  -------------  -----------  ---------  --------
Balance, December 31, 1994       $194     $49       $155          $(141)        $(181)  $(1,231)   $2,904

Net income for the period                                                                             111

ESOP shares redeemed               (1)

Common stock dividends                                                                                (52)

Translation adjustment for
 the period                                                                        (7)

Shares issued for:
 Stock options,
 deferred compensation and
 restricted stock awards                               4                                      4

Treasury stock acquired                                                                     (36)


                               ----------------------------------------------------------------------------
Balance, March 31, 1995          $193     $49       $159          $(141)        $(188)  $(1,263)   $2,963
                               ============================================================================


__________
See notes to financial statements.

                    CPC INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. INTERIM FINANCIAL STATEMENTS

       The unaudited consolidated interim financial statements  included herein
were  prepared  by   management  and  reflect   all adjustments  (consisting
solely  of  normal  recurring  items)   which are,  in the  opinion  of
management,  necessary  to  present a  fair  statement  of  results  of
operations  for  the  interim periods  ended    March 31,  1995  and  1994 and
the   financial position  as  of  March  31,  1995  and December 31, 1994.

       References to "the Company" are to CPC International Inc. and its
consolidated  subsidiaries.  These   statements   should  be   read   in
conjunction  with  the   consolidated  financial statements  and   the  related
footnotes  to  these  statements   contained  in  the Company's  Annual  Report
to  Stockholders which  notes  were  incorporated   by  reference  in  Form
10-K  for  the fiscal year ended December 31, 1994.


2. ACQUISITIONS

       In the first quarter, the Company's Mexican corn refining business entered into a joint venture with Arancia, S.A. de C.V., a corn refining business located in Mexico. This venture expects to have annual sales of approximately $250 million and will be accounted for on the equity method. Also in the first quarter the Company acquired a dessert business in Hong Kong for $2 million. In the second quarter of 1995, the Company acquired the Lesieur mayonnaise and salad dressing business in France, which has sales of approximately $100 million.

3. INVENTORIES

   Inventories are summarized as follow:

                                         March 31,1995    Dec.31,1994
                                         -------------    -----------
   Finished and goods in process              $617           $559
   Raw materials                               227            207
   Supplies                                    148            141
                                              ----           ----
                                              $992           $907
                                              ====           ====

4. LONG-TERM DEBT

   A summary of long-term debt is as follows:

                                         March 31,1995  Dec.31,1994
                                         -------------  -----------
   7.78% ESOP guaranteed notes due
     December 2004                              $173        $173
   5.625% -- 6.75% pollution control
     revenue bonds due 2007-2016                  15          15
   5.02% medium term notes due - 1996             50          50
   8.5% sinking fund debentures due
     April 2016                                  100         100
   5.75% Swiss franc debentures                  153         155
   6.75% German mark debentures                  129         129
   Commercial paper supported by revolving
     credit agreements                           100         100
   Other secured and unsecured notes
     and loans at various rates and
     due dates                                   226         223
                                                ----        ----
                                                 946         945
                                                ----        ----
   Less current maturities                        88          66
                                                ----        ----
                                                $858        $879
                                                ====        ====


5. CONSOLIDATED STATEMENTS OF CASH FLOWS

   Supplementary information for the consolidated statements of cash flows is set forth below:

                                               Three Months Ended
                                                    March 31,
                                               ------------------
   Cash paid during the period for:              1995         1994
                                                 ----         ----
     Interest                                     $37         $ 31
     Income taxes                                  51           59

   Details of businesses acquired
   were as follows:
     Fair value of assets acquired                $ 2         $289
     Liabilities assumed                           --          180
                                                  ---         ----
     Net cash paid for acquisitions               $ 2         $109
                                                  ===         ====

6. FINANCIAL INSTRUMENTS

         FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying values of cash equivalents, accounts receivable, accounts payable, and short-term debt approximate fair values. The value of long-term debt at December 31, 1994 was $870 million. The fair value of long-term debt was based on quotes obtained from brokers.

         FOREIGN EXCHANGE CONTRACTS - The Company's policy is to hedge its exposure to foreign currency cash flows resulting from planned dividends, fees and royalties, intercompany loans, and other similar transactions. The Company also hedges certain net investments in foreign operations with foreign exchange contracts or with borrowings denominated in the particular foreign currency.
As a matter of policy, the Company does not speculate on foreign currencies. Gains and losses, both realized and unrealized, on financial instruments that hedge operating activities and related cashflows, flow through income in the same period as the items being hedged. Gains and losses, both realized and unrealized, on financial instruments that hedge the Company's investments in foreign operations are recognized as part of the cumulative translation adjustment in stockholders' equity.

         At March 31, 1995, the Company had forward exchange contracts to deliver $419 million of foreign currencies comprising $126 million in German marks, $74 million in British pounds, $68 million in Italian lira, $48 million in Dutch guilders, $86 million in French francs, and $17 million in various other currencies. The Company also had, at March 31, 1995, contracts to purchase $9 million worth of Austrian schillings.

         At December 31, 1994, the Company had forward exchange contracts to deliver $414 million of foreign currencies comprising $137 million in German marks, $87 million in British pounds, $14 million in Swiss francs, $71 million in Italian lira, $26 million in Dutch guilders, $52 million in French francs, and $27 million in various other currencies. The Company also had, at December 31, 1994, contracts to purchase $56 million worth of foreign currencies consisting of $15 million in Italian lira, $13 million in Austrian schillings, and $28 million in other currencies.

         INTEREST RATE SWAPS - The Company utilizes interest rate swap agreements to minimize its financing costs and to balance its current and non-current asset levels with floating and fixed-rate debt positions. The Company's risk related to swap agreements is limited to the cost of replacing such agreements at current market rates. The Company continually monitors its positions and credit ratings of its counterparties, and limits the number of agreements it enters into with any one party. Management believes the risk of incurring a material loss is remote. Any interest rate differential on interest rate swaps is recognized as an adjustment to interest expense over the term of the agreement.

         At March 31, 1995, the Company had $250 million notional amount of interest rate swap agreements outstanding. A portion of the Company's variable interest rate debt position was hedged with $150 million notional amount of swap agreements with a weighted average receive rate of 6.10% and a weighted average pay rate of 5.47%. The remaining agreements with maturity dates through 2000 effectively convert fixed interest rate debt into variable interest rate debt with a weighted average receive rate of 5.88% and a weighted average pay rate of 6.13%.

         At December 31, 1994, the Company had $280 million notional amount of interest rate swap agreements outstanding. A portion of the Company's variable interest rate debt position was hedged with $100 million notional amount of swap agreements with a weighted average receive rate of 6.50% and a weighted average pay rate of 5.09%. The remaining agreements with maturity dates through 2000 effectively convert fixed interest rate debt into variable interest rate debt with a weighted average receive rate of 5.89% and a weighted average pay rate of 6.50%.

         COMMODITIES - The Company follows a policy of fixing the cost, with commodities future contracts, of certain of its key North American raw material purchases in line with production requirements to minimize cost risk due to market fluctuations. Such raw materials may or may not be hedged at any given time based on manangement's decisions as to the need to fix the cost of such raw materials. In addition, commodity futures contracts are employed to fix the raw material cost of certain fixed price sales contracts of the corn refining business. Gains and losses arising from such hedging transactions are included with the cost of raw material purchases.

         The Company's products are manufactured from a number of raw materials, including soybean and other edible oils, peanuts, corn and wheat, all of which are, and are expected to continue to be, in adequate supply. However, as market prices of these materials depend on a number of unpredictable factors, such as farm plantings and weather, resulting fluctuations may have an effect on the Company's earnings to the extent such fluctuations cannot, for competitive reasons, be passed on immediately through pricing adjustments of the Company's products. It is the possible exposure to such relatively short-term cost/pricing imbalances that the Company attempts to cover through fixing, when appropriate, the costs of certain commodities in the short term by using commodities futures contracts.

         At March 31, 1995 and December 31, 1994, the Company had commodity futures contracts to purchase primarily corn totaling $93 million and $138 million, respectively. The commodity futures contracts at March 31, 1995, principally call for delivery in the period April to December 31, 1995. Contracts for delivery beyond June 30, 1995, aggregate about $70 million, of which $36 million is due in July, $19 million in September, and the balance later in the year. At March 31, 1995, the Company had unrealized gains of $3 million on these contracts.

7.  RESTRUCTURING CHARGE

         In June 1994, the Company recorded a charge of $227 million, $137 million after taxes or $.92 per common share, to recognize the cost of restructuring. This program compresses into a period from mid-1994 to mid-1996 restructuring activities needed to meet the competitive challenge of increasingly unifying markets throughout the world.

         The majority of the charge relates to the Company's European and North American consumer foods businesses. The restructuring charge and its utilization at March 31, 1995 is summarized below:

                               Utilized   Utilized       To be
                        Total  in prior  in current   Utilized in
$Millions              charge   periods    quarter   future periods
- -------------------------------------------------------------------
Employee severence      $102       $ 12       $9              $81
Plant and
support facilities       114        114       --               --
Other                     11         --       --               11
- -------------------------------------------------------------------
Total                   $227       $126       $9              $92
===================================================================

         The charge is designed to cover the cost of a phased reduction of about 2,600 employees worldwide and the cost of realignment of manufacturing capacity. The realignment will be achieved through a combination of plant closures, specializations, and relocations of production. In total, 24 consumer foods plants and four corn refining plants will be affected by the restructuring.

         The time period for completion of the restructuring is from a few months at some sites to two years in instances where alternative production facilities are to be constructed.

         At March 31, 1995, $57 million was included in current liabilities and $35 million was included in noncurrent liabilities.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    First quarter 1995 earnings per share advanced 16% to $.73 compared to $.63 per share in the same quarter of 1994. Net income rose 13% to $111 million from $98.1 million in the same period last year. The results reflect strong operating gains in most areas of the business.

    CPC's worldwide sales rose 13% to $1.95 billion from $1.74 billion in last year's first quarter. Volume growth of 7.7%, about one-half of which came from acquisitions, was the chief factor in the sales gain. Favorable currency effects also contributed.

    Operating income advanced 13% to $217.5 million, compared to $192.7 million in the same period last year. Financing costs increased in the quarter on higher borrowing levels and interest rates. A slightly lower effective tax rate of 38.5%, compared with 39.5% for 1994, benefited results.

    Commenting on the company's first quarter results, Chairman and Chief Executive Officer C.R. Shoemate said, "This has been an excellent quarter for all our international consumer foods operations and for our North American and Latin American corn refining businesses. By far the most important factor in the progress of all these operations was volume growth. This included a dramatic volume increase in Latin American corn refining, coming chiefly from the addition of a highly successful new product in Brazil, high maltose corn syrup for the brewing industry. Our Brazilian consumer foods business also posted outstanding results.

    "After strong fourth quarter sales and volume growth in North America last year, Best Foods' first quarter sales increased 4%, while operating income declined 7.9%. The drop in operating income, however, needs to be seen in relation to an aggressive boost in marketing spending, up over 18%, and our new product launches. We introduced Hellmann's and Best Foods low fat mayonnaise during the first quarter, and are currently launching nationally Hellmann's and Best Foods One Step dressings. We expect that our businesses will benefit from the heavier first quarter spending later in the year."

CONSUMER FOODS

    CPC's worldwide sales of consumer foods advanced 13% to $1.65 billion compared to the first quarter sales in 1994. First quarter operating income from consumer foods was 14% higher, advancing to $186.3 million.

    Best Foods posted sales growth of 4% from growth in the Knorr business and from acquisitions. Volumes of specialty baking, Knorr, and Hispanic products as well as pasta were all higher, while Mazola corn oil volumes were significantly lower, after a solid increase in the fourth quarter of 1994. Volumes of Hellmann's mayonnaise and Skippy peanut butter declined more modestly.
    Best Foods' operating income declined 7.9% as a result of strengthened marketing expenditures previously discussed.

    CPC's European consumer foods business recorded a sales gain of 14%, half of which was due to higher volumes from acquisitions, primarily the company's new business in South Africa. Operating income from European operations grew 13%, with most of the increase coming from existing businesses. The strength of European currencies, when translated into dollars, contributed importantly to the gains.

    CPC's Latin American consumer foods business recorded first quarter sales growth of 20% and a 45% increase in operating income, compared to sales and earnings in a strong first quarter last year. The sales gains reflected 12% volume growth and healthy pricing levels. Higher volumes, combined with better margins, accounted for the advance in operating income.

    In Mexico, where the value of the peso dropped substantially at the end of our first quarter, CPC's operations are performing strongly. The company expects that second quarter results in Mexico as well as the rest of Latin America will also be strong, although the first quarter Latin American gain levels are likely to moderate somewhat for the year as a whole, as the division boosts marketing expenditures.

         CPC's Asian consumer foods operations posted a 26% sales gain. The company continues to invest aggressively in infrastructure, selling, and marketing in its new operations. As a result operating income increased only slightly for the quarter. CPC is currently renovating a plant in North China for production of Knorr products and mayonnaise. This is the company's second venture in China; in South China a newly-constructed CPC plant is now in operation.

CORN REFINING

    First quarter sales of CPC's corn refining business rose 11.2%, on sharply higher volumes, while operating income rose 13%. North American corn refining operations posted a strong gain in operating income of 9.1%, resulting from good volumes and better margins. The Latin American corn refining business reported an operating income gain of 19% on the strength of sharply increased volumes, which overcame lower margins.

    Looking ahead, the company's corn refining business expects to continue building its dynamic new business in high maltose corn syrup, extending the product from Brazil to other countries in Latin America.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary sources and uses of funds as well as its general financial policy are discussed on pages 22-26 of the 1994 Annual Report to Stockholders which were incorporated by reference in Form 10-K for the year ended December 31, 1994.

    The Company's capital expenditures are expected to be approximately $410 million in 1995.

___________

Note: The brand names shown above in distinctive type are trademarks of CPC International Inc. and its affiliates.

                           PART II OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

  There have been no material developments in the legal proceedings as previously reported in Form 10-K for the year ended December 31, 1994.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     a)  The Company held its annual meeting of stockholders on April
         27, 1995.

     b) Proxies for the meeting were solicited pursuant to Regulation 14 of the Securities Exchange Act of 1934; there were no solicitations in opposition to management's nominees, and all such nominees were elected.

     c) In addition to the election of directors, appointment of auditors, and procedural matters, the following resolution was voted on at the meeting with the voting results indicated:

         Amendment to the 1993 Stock and Performance Plan was ratified with results as follows:


                         For         Against      Abstained
                     -----------   -----------    ---------
                     117,115,355     6,326,519    2,933,162


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


                                CPC INTERNATIONAL, INC.


DATE: May 11, 1995


                                     /S/Konrad Schlatter
                                   --------------------------------------------
                                     Konrad Schlatter
                                     Senior Vice President &
                                     Chief Financial Officer





DATE: May 11, 1995

                                     /S/James E. Healey
                                   --------------------------------------------
                                     James E. Healey
                                     Comptroller & Chief
                                     Accounting Officer

                                EXHIBIT INDEX

Exhibit No.                     Description                          Page No.
- ----------                      -----------                          --------
Ex-11                           Computation of Earnings per Share
Ex-27                           Financial Data Schedule