Form 10-Q
period 1995-06-30
CPC INTERNATIONAL INC
filed 1995-08-14
CIK 25350

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  -------------
                                    FORM 10-Q
                                  -------------

      Quarterly report pursuant to Section 13 or 15 (d) of the Securities
                              Exchange Act of 1934

                         FOR QUARTER ENDED JUNE 30, 1995

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

                                    Yes  X   No
                                        ---     ---

            Indicate the number of shares outstanding of each of the
               registrant's classes of common stock, as of latest
                                practicable date.

         CLASS                                      OUTSTANDING AT JUNE 30, 1995
Common Stock, $.25 par value                            146,023,163 shares

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     CPC INTERNATIONAL INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)
                      ($ MILLIONS EXCEPT PER SHARE AMOUNTS)

                                     Three Months Ended    Six Months Ended
                                           June 30,             June 30,
                                     ------------------   ------------------
                                       1995      1994       1995       1994
                                     --------  --------   --------   -------
Net sales                             $2,040    $1,856     $3,995     $3,594
                                      ------    ------     ------     ------

Cost of sales                          1,223     1,140      2,396      2,203
Operating expenses                       544       480      1,108        962
Restructuring charge                     -         227        -          227
                                      ------    ------     ------     ------
                                       1,767     1,847      3,504      3,392
                                      ------    ------     ------     ------
Operating income                         273         9        491        202
                                      ------    ------     ------     ------

Financing costs                           31        24         57         44
                                      ------    ------     ------     ------

Income before income taxes               242       (15)       434        158
Provision for income taxes                93        (6)       167         62
                                      ------    ------     ------     ------
                                         149        (9)       267         96
Minority stockholders' interest            7         6         14         13
                                      ------    ------     ------     ------

   Net income (loss)                  $  142    $  (15)    $  253     $   83
                                      ======    ======     ======     ======


Average common shares
 outstanding                         146,163   148,670    146,324    149,112

Earnings (loss) per common
 share based on net income
 reduced by "ESOP" preferred
 stock dividends net of taxes          $ .96     $(.11)     $1.69      $ .52

Cash dividends declared
 per common share                      $ .36     $ .34      $ .72      $ .68

---------------

 See notes to financial statements.

                     CPC INTERNATIONAL INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  ($ MILLIONS)

                                             June 30, 1995   Dec. 31, 1994
                                             -------------   -------------
                                              (unaudited)
ASSETS
Current assets
  Cash and cash equivalents                         $  110          $  125
  Notes And accounts receivable, net                 1,210           1,093
  Inventories                                        1,029             907
  Prepaid expenses                                      93              90
                                                    ------          ------
      Total current assets                           2,442           2,215
                                                    ------          ------
Investments in unconsolidated
   affiliates                                           98              65
                                                    ------          ------

Plant and properties                                 4,781           4,545
Less accumulated depreciation                        2,413           2,264
                                                    ------          ------
                                                     2,368           2,281
                                                    ------          ------
Excess cost over net assets of
 businesses acquired and other
 intangible assets (net of accumulated
 amortization of $192 and $172)                      1,069             954
                                                    ------          ------
Other assets                                           152             138
                                                    ------          ------
                                                    $6,129          $5,653
                                                    ======          ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Notes and drafts payable                           $  795          $  664
 Accounts payable and accrued items                  1,306           1,237
 Income taxes payable                                  137             134
 Dividends payable                                      53              53
                                                    ------          ------
     Total current liabilities                       2,291           2,088
                                                    ------          ------
Non-current liabilities                                855             810
                                                    ------          ------
Long-term debt                                         915             879
                                                    ------          ------
Deferred taxes on income                                 9             (15)
                                                    ------          ------
Minority interest                                      153             142
                                                    ------          ------

Stockholders' equity
 Preferred stock, authorized 25,000,000
  shares  $1 par value                                  --              --
  Designations: Series A ESOP convertible
  3,000,000 shares designated - 2,152,829
  shares issued at stated value (1994:
  2,170,854 shares)                                    192             194
  Series A Junior Participating 600,000
  shares designated - none issued                       --              --
 Common stock authorized 900,000,000
  shares $.25 par value - issued 195,271,444            49              49
 Capital in excess of par value of stock               161             155
 Unearned ESOP compensation                           (134)           (141)
 Cumulative translation adjustment                    (129)           (181)
 Common stock in treasury at cost -
  49,248,281 shares (1994: 48,510,458 shares)       (1,280)         (1,231)
 Retained earnings                                   3,047           2,904
                                                    ------          ------
  Total stockholders' equity                         1,906           1,749
                                                    ------          ------
                                                    $6,129          $5,653
                                                    ======          ======

------------

See notes to financial statements.

                     CPC INTERNATIONAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  ($ MILLIONS)

                                                     Six Months Ended
                                                         June 30,
                                                    -----------------
                                                     1995        1994
                                                    -----       -----
Cash Flows from (used for) operating activities
Net income                                          $ 253       $  83
Non-cash charges (credits) to net income
 Restructuring charge                                  --         227
 Depreciation and amortization                        154         148
 Deferred taxes                                         6         (83)
 Translation losses                                    --           1
 Other, net                                             6           8
Changes in trade working capital:
 Notes and accounts receivable                       (131)        (74)
 Inventories                                          (91)        (72)
 Accounts payable and accrued items                    59         (55)
                                                    -----       -----

Net cash flows from operating activities              256         183
                                                    -----       -----

Cash Flows from (used for) investing activities

Capital expenditures paid                            (174)       (194)
Disposal of plants and properties                       5           4
Investment in joint venture                           (13)         --
Businesses acquired                                   (81)       (196)
                                                    -----       -----
Net cash flows used for investing activities         (263)       (386)
                                                    -----       -----
Net cash flows after investments                       (7)       (203)
                                                    -----       -----


Cash Flows from (used for) financing activities

Purchase of treasury stock                            (56)        (75)
Repayment of long-term debt                           (20)        (24)
New long-term debt                                     35          40
Net change in short-term debt                         126         297
Dividends paid on common stock                       (105)        (99)
Dividends paid on preferred stock                      (8)         (8)
Common stock issued                                     7           5
Other liabilities (deposits)                           12          11
                                                    -----       -----

Net cash flows (used for) financing activities         (9)        147
                                                    -----       -----
Effects of exchange rate changes on cash                1          --
                                                    -----       -----
Increase (decrease) in cash and cash equivalents      (15)        (56)
                                                    -----       -----
Cash and cash equivalents, beginning of year          125         166
                                                    -----       -----

Cash and cash equivalents, end of period            $ 110       $ 110
                                                    =====       =====

----------

See notes to the financial statements.

                     CPC INTERNATIONAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CHANGES IN
                              STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                  ($ MILLIONS)

                              Preferred
                                Stock            Capital in    Unearned    Cumulative
                              Series A   Common   Excess of      ESOP      Translation  Treasury  Retained
                                ESOP      Stock   Par Value  Compensation   Adjustment    Stock   Earnings
                              ---------  ------  ----------  ------------  -----------  --------  --------
Balance, December 31, 1994        $194     $49        $155         $(141)       $(181)  $(1,231)   $2,904

Net income for the period                                                                             253

ESOP compensation earned                                               7

ESOP shares redeemed                (2)

Common stock dividends                                                                               (105)

Series A ESOP preferred
 stock dividends,
 net of taxes                                                                                          (5)

Translation adjustment for
 the period                                                                        52

Shares issued for:
 Stock options,
 deferred compensation and
 restricted stock awards                                 6                                    7

Treasury stock acquired                                                                     (56)
                              ---------------------------------------------------------------------------
Balance,June 30, 1995             $192     $49        $161         $(134)       $(129)  $(1,280)   $3,047
                              ===========================================================================

------------

See notes to financial statements.

                     CPC INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  INTERIM FINANCIAL STATEMENTS

     The unaudited consolidated interim financial statements included herein were prepared by management and reflect all adjustments (consisting solely of normal recurring items) which are, in the opinion of management, necessary to present a fair statement of results of operations for the interim periods ended June 30, 1995 and 1994 and the financial position as of June 30, 1995 and December 31, 1994.

     References to "the Company" are to CPC International Inc. and its consolidated subsidiaries. These statements should be read in conjunction with the consolidated financial statements and the related footnotes to these statements contained in the Company's Annual Report to Stockholders which notes were incorporated by reference in Form 10-K for the fiscal year ended December 31, 1994.

2.  ACQUISITIONS

     In the first quarter of 1995, the Company's Mexican corn refining business entered into a joint venture with Arancia, S.A. de C.V., a corn refining business located in Mexico. This venture expects to have annual sales of approximately $250 million and will be accounted for on the equity method. Also in the first quarter the Company acquired a dessert business in Hong Kong for $2 million. In the second quarter of 1995, the Company acquired the Lesieur mayonnaise and salad dressing business in France, which has sales of approximately $100 million. In July, the Company announced that it had acquired Golden Wonder Pot Noodle instant hot snacks business in the United Kingdom for $280 million. This business has annual sales of approximately $100 million.

     On August 7, 1995, the Company announced that it had reached an agreement with Kraft Foods, Inc., a wholly-owned subsidiary of the Philip Morris Companies Inc., to acquire its $1.2 billion in sales, nationwide baking business for $865 million. The business to be acquired includes four major market-leading brands:
Entenmann's sweet baked products, Freihofer's and Oroweat breads, and Boboli Italian bread shells. Entenmann's is the 14th largest food brand in the United States by dollar sales. The acquisition, which is expected to close on October 2, 1995, will be treated as a purchase and financed with borrowings.

3.  INVENTORIES

     Inventories are summarized as follow:

                                        June 30, 1995  Dec. 31, 1994
                                        -------------  -------------
     Finished and goods in process             $  652         $559
     Raw materials                                222          207
     Supplies                                     155          141
                                               ------         ----
                                               $1,029         $907
                                               ======         ====

4.   LONG-TERM DEBT

     A summary of long-term debt is as follows:

                                              June 30, 1995  Dec.31, 1994
                                              -------------  ------------
     7.78% ESOP guaranteed notes due
       December 2004                               $167        $173
     5.625% -- 6.75% pollution control
       revenue bonds due 2007-2016                   15           15
     Medium term notes at various rates
       due 1996-2005                                 75           50
     8.5% sinking fund debentures due
       April 2016                                   100          100
     5% Swiss franc debentures                      177          155
     6.75% German mark debentures                   146          129
     Commercial paper supported by revolving
       credit agreements                            100          100
     Other secured and unsecured notes
       and loans at various rates and
       due dates                                    209          223
                                                   ----         ----
                                                    989          945
                                                   ----         ----
     Less current maturities                         74           66
                                                   ----         ----
                                                   $915         $879
                                                   ====         ====


5. CONSOLIDATED STATEMENTS OF CASH FLOWS

     Supplementary information for the consolidated statements of cash flows is set forth below:

                                                  Six Months Ended
                                                      June 30,
                                                -------------------
   Cash paid during the period for:                1995        1994
                                                   ----        ----
      Interest                                     $ 64        $ 51
      Income taxes                                  148         168

   Details of businesses acquired were
   as follows:
       Fair value of assets acquired               $ 90        $458
       Less: Liabilities assumed                      9         262
                                                   ----        ----
       Cash paid                                   $ 81        $196
                                                   ====       =====


   The details of businesses acquired in 1995, as shown above, are based on estimates which will be finalized later in the year.

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

    At June 30, 1995, the Company had forward exchange contracts to deliver $481 million of foreign currencies comprising $80 million in German marks, $153 million in British pounds, $68 million in Italian lira, $55 million in Dutch guilders, $85 million in French francs, and $40 million in various other currencies. The Company also had, at June 30, 1995, contracts to purchase $9 million worth of Austrian schillings.

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

    At June 30, 1995, the Company had $50 million notional amount of interest rate swap agreements outstanding. A portion of the Company's variable interest rate debt position was hedged with swap agreements with a weighted average receive rate of 5.97% and a weighted average pay rate of 6.22%.

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

    COMMODITIES - The Company follows a policy of fixing the cost, with commodities future contracts, of certain of its key North American raw material purchases in line with production requirements to minimize cost risk due to market fluctuations. Such raw materials may or may not be hedged at any given time based on management's decisions as to the need to fix the cost of such raw materials. In addition, commodity futures contracts are employed to fix the raw material cost of certain fixed price sales contracts of the corn refining business. Gains and losses arising from such hedging transactions are included with the cost of raw material purchases.

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

    At June 30, 1995 and December 31, 1994, the Company had commodity futures contracts to purchase primarily corn totaling $85 million and $138 million, respectively. The commodity futures contracts at June 30, 1995, principally call for delivery in the period July to December 31, 1995. Contracts for delivery beyond September 30, 1995, aggregate about $52 million, of which $41 million is due in December and the balance in March 1996. At June 30, 1995, the Company had unrealized gains of $5 million on these contracts.

7.  RESTRUCTURING CHARGE

    In June 1994, the Company recorded a charge of $227 million, $137 million after taxes or $.92 per common share, to recognize the cost of restructuring. This program compresses into a period from mid-1994 to mid-1996 restructuring activities needed to meet the competitive challenge of increasingly unifying markets throughout the world.

    The majority of the charge relates to the Company's European and North American consumer foods businesses. The restructuring charge and its utilization at June 30, 1995 is summarized below:

                               Utilized     Utilized         To be
                     Total     in prior    in current     utilized in
$Millions            charge    periods       quarter     future periods
-----------------------------------------------------------------------
Employee severance    $102       $ 21         $20             $61
Plant and
support facilities     114        114          --              --
Other                   11         --          --              11
-----------------------------------------------------------------------
Total                 $227       $135         $20             $72
=======================================================================


    The charge is designed to cover the cost of a phased reduction of about 2,600 employees worldwide and the cost of realignment of manufacturing capacity. The realignment will be achieved through a combination of plant closures, specializations, and relocations of production. In total, 24 consumer foods plants and four corn refining plants will be affected by the restructuring. The restructuring is expected to be completed by June 30, 1996.

    At June 30, 1995, $57 million was included in current liabilities and $15 million was included in noncurrent liabilities.

8.  SUBSEQUENT EVENTS

    During the third quarter of 1995 the Company announced the sale of its 50% interest in Pekin Energy Company, an ethanol production facility located in Illinois and a small insecticide business in Brazil. The Company also announced the closing of a consumer foods plant in Santa Fe Springs, California as well as the realignment of several production facilities and sales operations for both consumer foods and corn refining operations around the world. The Company believes that the net effects of these transactions when finalized will be minimal.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Second quarter earnings per common share increased 19% to $.96, compared to $.81 per share in the second quarter last year excluding a restructuring charge taken in that year. On the same basis, net income rose 16% to $142 million, from $122.4 million. The performance reflects strong volume gains worldwide.

    Including the restructuring charge, second quarter earnings per common share increased $1.07 over an $.11 per share loss in 1994, and net income increased $156.9 million over a loss of $14.9 million last year. (All comparisons below exclude the impact of the charge. See restructuring note above.)

    CPC's worldwide sales in the quarter rose 9.9%, to $2.04 billion, from $1.86 billion, chiefly due to volume growth of 6.2%. Operating income was $273.7 million, up 16% from the $236.2 million recorded in the second quarter last year. Financing costs rose in the quarter due to higher interest rates and borrowing levels, while an effective tax rate of 38.5%, compared with 39.5% for 1994, benefitted results.

    Commenting on CPC's results, C.R. Shoemate, chairman and chief executive officer, said, "The excellent results this quarter demonstrate again that solid volume growth in nearly all our operations continues to be the most important driving force in our profit advance. We had some help from strong currencies, but most of this benefit was reinvested in higher marketing support around the world to maintain our volume momentum.

     "Our Latin American businesses made excellent progress, with our Brazilian operations, after a difficult second quarter last year due to a troubled economy, now solidly back on track. We are also pleased with how well our Mexican business weathered the peso devaluation and resulting economic slowdown. In Europe, we showed continuing volume growth and good profits. Here in North America, Best Foods and our corn refining business reported good progress."

    For the first six months of 1995, CPC's earnings per share increased 17% to $1.69 and net income rose 15% to $253.1 million from $220.5 million. Operating income increased 15% to $491.2 million, from $428.9 million.

CONSUMER FOODS

    Second quarter sales of consumer foods rose 12% and operating income was 20% higher, chiefly due to higher volumes. For the six-month period, sales were 13% higher and operating income rose 17%.

     Best Foods, CPC's North American consumer foods division, reported a sales gain of 4.1% for the second quarter and a 6.8% increase in operating income. The results reflected margin improvements from lower costs as well as overall higher volumes. Volumes were up strongly for Mazola oil and the Knorr business. Specialty Baking and CPC Foodservice volumes were also higher. Volumes of Hellmann's and Best Foods mayonnaise were unchanged, while Skippy peanut butter and Mueller's pasta volumes were lower.

    For the six-month period, Best Foods' sales were 4.1% higher. Operating income was 1.2% higher, reflecting heavy first quarter marketing spending.

     CPC Europe reported gains in sales and operating income of 18% and 17%, respectively, in the second quarter. The sales gain was due to favorable currency exchange values, strong volume gains, and good pricing in the improving economies of Europe. Higher marketing spending during the period somewhat tempered the operating income gain.

    For the six months, CPC Europe's sales and operating income were 16% and 15% higher, respectively, compared to the first half of last year.

     Sales from CPC's Latin American consumer foods business were 9.1% higher in the second quarter. Operating income more than doubled, recovering fully from the year-ago period when results were impacted by difficult operating conditions in Brazil. In Mexico, CPC's operations performed well, despite the effects of a currency devaluation that has dampened consumer spending.

     For the six-month period, sales and operating income in Latin America rose 15% and 63%, respectively.

     Consumer foods sales in Asia increased 20% in the second quarter. Operating income was slightly lower as CPC continued to invest in its growing Asian brands and businesses, particularly its new operations in Guangzhou and Beijing, China. For the first half of the year, division sales were 23% higher and operating income was essentially flat.

CORN REFINING

     CPC's corn refining business recorded an operating income gain of 7.3% in the second quarter. Sharply higher volumes more than offset prices that were lower due to lower grain costs. In North America operating income increased 5.4% in the second quarter, while CPC's Latin American corn refining business recorded operating income growth of 24%.

     For the six-month period the corn refining business had sales and operating income increases of 4.5% and 9.6%, respectively.

                                  * * * * * * *


Note: The brand names shown on page 10 distinctive type are trademarks of CPC International Inc. and its affiliates.

LIQUIDITY AND CAPITAL RESOURCES

       The Company's primary sources and uses of funds as well as its general financial policy are discussed on pages 22-25 of the 1994 Annual Report to Stockholders which were incorporated by reference in Form 10-K for the year ended December 31, 1994.

       The Company's capital expenditures are expected to be approximately $410 million in 1995.

                       PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

   In previous reports concerning the site of a former subsidiary, Ott Chemical Company, located in Muskegon, Michigan, the Company reported that it had been held liable under the Comprehensive Environmental Response, Compensation and Liability Act, in a 1991 decision by the U.S. District Court for the Western District of Michigan. On July 14, 1995, the U.S. Court of Appeals for the Sixth Circuit reversed the District Court's finding of liability against the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a)  Exhibits pursuant to Item 601 of Regulation S-K.

         Exhibit 11 - Statements re: computation of earnings per common share (Part I data)

     b)  Reports on Form 8-K.

         A report on Form 8-K was filed on July 6, 1995 setting forth under "Item 5 - Other Events", the Company's announcement regarding a subpoena relating to high fructose corn syrup.

                     CPC INTERNATIONAL INC. AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CPC INTERNATIONAL, INC.

DATE:  August 14, 1995

                                       Konrad Schlatter
                                       ------------------------------
                                       Konrad Schlatter
                                       Senior Vice President &
                                       Chief Financial Officer

DATE:  August 14, 1995

                                       James W. Ripley
                                       ------------------------------
                                       James W. Ripley
                                       Comptroller & Chief
                                       Accounting Officer

                                EXHIBIT INDEX
                                -------------



           Exhibit 11    Statement re: computation of earnings per
                           common share (Part I data)

           Exhibit 27    Financial Data Schedule