Form 10-Q
period 1995-09-30
CPC INTERNATIONAL INC
filed 1995-11-13
CIK 25350

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                -------------
                                  FORM 10-Q
                                ------------

    Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange
                                 Act of 1934

                      FOR QUARTER ENDED SEPTEMBER 30, 1995

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

         CLASS                 OUTSTANDING AT SEPTEMBER 30, 1995
Common Stock, $.25 par value           145,749,693 shares

                          PART I FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                    CPC INTERNATIONAL INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)
                     ($ MILLIONS EXCEPT PER SHARE AMOUNTS)


                               Three Months Ended   Nine Months Ended
                                  September 30,        September 30,
                               ------------------   ------------------
                                  1995      1994       1995      1994
                               --------  --------   --------  --------
Net sales                      $  2,046  $  1,813   $  6,041  $  5,407
Cost of sales                     1,244     1,112      3,639     3,314
                                -------   -------    -------    ------

Gross profit                        802       701      2,402     2,093

Operating expenses                  533       459      1,641     1,422
Restructuring charge                 --        --         --       227
                                -------   -------    -------   -------

Operating income                    269       242        761       444
                                -------   -------    -------   -------

Financing costs                      27        25         85        69
                                -------   -------    -------   -------

Income before income taxes          242       217        676       375
Provision for income taxes           93        86        260       148
                                -------   -------    -------   -------
                                    149       131        416       227
Minority stockholders'
 interest                             7         6         21        18
                                -------   -------    -------   -------

   Net income                  $    142  $    125   $    395  $    209
                                =======   =======    =======   =======


Average common shares
 outstanding                    145,882   148,052    146,175   148,755

Earnings per common
 share based on net income
 reduced by "ESOP" preferred
 stock dividends, net of taxes    $ .95     $ .83      $2.64     $1.35

Cash dividends declared
 per common share                 $ .38     $ .34      $1.10     $1.02





------------
 See notes to financial statements.

                    CPC INTERNATIONAL INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  ($ MILLIONS)


                                        Sept. 30, 1995  Dec. 31, 1994
                                        --------------  -------------
                                          (unaudited)
ASSETS
------
Current assets
  Cash and cash equivalents                    $   183       $    125
  Notes and accounts receivable, net             1,128          1,093
  Inventories                                    1,032            907
  Prepaid expenses                                  71             90
                                               -------        -------
      Total current assets                       2,414          2,215
                                               -------        -------
Investments in unconsolidated
   affiliates                                       99             65
                                               -------        -------

Plant and properties                             4,896          4,545
Less accumulated depreciation                    2,527          2,264
                                               -------        -------
                                                 2,369          2,281
                                               -------        -------
Excess cost over net assets of
 businesses acquired and other
 intangible assets (net of accumulated
 amortization of $200 and $172)                  1,057            954
                                               -------        -------
Other assets                                       145            138
                                               -------        -------
                                               $ 6,084        $ 5,653
                                               =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities
 Notes and drafts payable                      $   573        $   664
 Accounts payable and accrued items              1,335          1,237
 Income taxes payable                              136            134
 Dividends payable                                  55             53
                                               -------        -------
     Total current liabilities                   2,099          2,088
                                               -------        -------
Non-current liabilities                            871            810
                                               -------        -------
Long-term debt                                     972            879
                                               -------        -------
Deferred taxes on income                             7            (15)
                                               -------        -------
Minority interest                                  163            142
                                               -------        -------

Stockholders' equity
 Preferred stock, authorized 25,000,000
 shares  $1 par value                               --             --
 Designations: Series A ESOP convertible
  3,000,000 shares designated - 2,143,224
  shares issued at stated value (1994:
  2,170,854 shares)                                191            194
  Series A Junior Participating 600,000
  shares designated - none issued                   --             --
  Common stock authorized 900,000,000
  shares $.25 par value - issued 195,271,444        49             49
Capital in excess of par value of stock            162            155
Unearned ESOP compensation                        (134)          (141)
Cumulative translation adjustment                 (130)          (181)
Common stock in treasury at cost -
 49,521,751 shares (1994: 48,510,458 shares)    (1,299)        (1,231)
Retained earnings                                3,133          2,904
                                               -------        -------
 Total stockholders' equity                      1,972          1,749
                                               -------        -------
                                               $ 6,084        $ 5,653
                                               =======        =======

-------
See notes to financial statements.

                    CPC INTERNATIONAL INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                  ($ MILLIONS)

                                                   Nine Months Ended
                                                     September 30,
                                                  ------------------
                                                     1995       1994
                                                  -------    -------
Cash Flows from (used for ) operating activities
------------------------------------------------
Net income                                         $  395     $  209
Non-cash charges (credits) to net income
 Restructuring charge and unusual items net             3        227
 Depreciation and amortization                        237        217
 Deferred taxes                                        (5)       (82)
 Other, net                                             4         (2)
Changes in trade working capital:
 Notes and accounts receivable                        (23)       (12)
 Inventories                                          (94)       (95)
 Accounts payable and accrued items                    82        (70)
                                                    -----      -----
  Net cash flows from operating activities            599        392
                                                    -----      -----

Cash Flows from (used for) investing activities
-----------------------------------------------

Capital expenditures paid                            (285)      (280)
Proceeds from disposal of plants & properties           5          9
Proceeds from businesses sold                         105         --
Investment in joint venture                           (13)        --
Businesses acquired                                   (81)      (199)
                                                    -----      -----
  Net cash flows used for investing activities       (269)      (470)
                                                    -----      -----
  Net cash flows after investments                    330        (78)
                                                    -----      -----


Cash Flows from (used for) financing activities
-----------------------------------------------

Purchase of treasury stock                            (76)      (116)
Repayment of long-term debt                           (26)       (53)
New long-term debt                                    109         82
Net change in short-term debt                        (143)       281
Dividends paid on common stock                       (158)      (149)
Dividends paid on preferred stock                      (8)        (8)
Common stock issued                                     8          5
Other liabilities (deposits)                           20         (1)
                                                    -----      -----
  Net cash flows (used for) financing activities     (274)        41
                                                    -----      -----
  Effects of exchange rate changes on cash              2          2
                                                    -----      -----
  Increase (decrease) in cash and cash equivalents     58        (35)
                                                    -----      -----
  Cash and cash equivalents, beginning of year        125        166
                                                    -----      -----

  Cash and cash equivalents, end of period         $  183     $  131
                                                    =====      =====



--------
See notes to the financial statements.

                    CPC INTERNATIONAL INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CHANGES IN
                              STOCKHOLDERS' EQUITY
                                  (UNAUDITED)
                                  ($ MILLION)

                          Preferred
                            Stock          Capital in    Unearned    Cumulative
                          Series A  Common  Excess of      ESOP     Translation    Treasury    Retained
                            ESOP     Stock  Par Value  Compensation  Adjustment      Stock     Earnings
                          --------  ------  ---------  ------------ ------------  -----------  --------
Balance, December 31, 1994    $194     $49       $155         $(141)       $(181)     $(1,231)   $2,904
Net income for the period                                                                           395

ESOP compensation earned                                          7

ESOP shares redeemed            (3)

Common stock dividends                                                                              (161)

Series A ESOP preferred
 stock dividends,
 net of taxes                                                                                         (5)

Translation adjustment for
 the period                                                                   51

Shares issued for:
 Stock options,
 deferred compensation and
 restricted stock awards                            7                                       8

Treasury stock acquired                                                                   (76)


                          -------------------------------------------------------------------------------
Balance, Sept. 30, 1995       $191     $49       $162         $(134)       $(130)     $(1,299)    $3,133
                         =================================================================================




-------
See notes to financial statements.

                    CPC INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  INTERIM FINANCIAL STATEMENTS

     The unaudited consolidated interim financial statements included herein were prepared by management and reflect all adjustments (consisting solely of normal recurring items) which are, in the opinion of management, necessary to present a fair statement of results of operations for the interim periods ended September 30, 1995 and 1994 and the financial position as of September 30, 1995 and December 31, 1994.

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

     On October 2, 1995, the Company acquired the nationwide baking business of Kraft Foods, Inc., a wholly-owned subsidiary of the Philip Morris Companies Inc., for approximately $865 million. The business has $1.2 billion in sales and includes four major market-leading brands: Entenmann's sweet baked products, Freihofer's and Oroweat breads, and Boboli Italian bread shells. Entenmann's is the 14th largest food brand in the United States by dollar sales. The acquisition will be treated as a purchase.


3.  INVENTORIES

     Inventories are summarized as follow:

                                       Sept. 30, 1995  Dec. 31, 1994
                                       --------------  -------------
     Finished and goods in process             $  649         $  559
     Raw materials                                220            207
     Supplies                                     163            141
                                               ------         ------
                                               $1,032         $  907
                                               ======         ======

4.   LONG-TERM DEBT

     A summary of long-term debt is as follows:


                                        Sept. 30, 1995  Dec. 31, 1994
                                        --------------  -------------
     7.78% ESOP guaranteed notes due
       December 2004                             $ 167          $ 173
       5.625% -- 6.75% pollution control
       revenue bonds due 2007-2016                  15             15
     Medium term notes at various rates
       due 1996-2005                               150             50
     8.5% sinking fund debentures due
       April 2016                                  100            100
     5% Swiss franc debentures                     174            155
     6.75% German mark debentures                  145            129
     Commercial paper supported by revolving
       credit agreements                           100            100
     Other secured and unsecured notes
       and loans at various rates and
       due dates                                   218            223
                                                ------         ------
                                                 1,069            945
                                                ------         ------
     Less current maturities                        97             66
                                                ------         ------
                                                $  972         $  879
                                                ======         ======

5. CONSOLIDATED STATEMENTS OF CASH FLOWS

     Supplementary information for the consolidated statements of cash flows is set forth below:

                                                 Nine Months Ended
                                                   September 30,
                                                -------------------
   Cash paid during the period for:                1995        1994
                                                   ----        ----
      Interest                                  $    87     $    75
      Income taxes                                  258         274

   Details of businesses acquired
   were as follows:
       Fair value of assets acquired            $    90     $   460
       Less: Liabilities assumed                      9         261
                                                -------     -------
       Cash paid                                $    81     $   199
                                                =======     =======


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

    At September 30, 1995, the Company had forward exchange contracts to deliver $297 million of foreign currencies comprising $70 million in British pounds, $70 million in Italian lira, $55 million in Dutch guilders, $85 million in French francs, and $17 million in various other currencies. The Company also had, at September 30, 1995, contracts to purchase $22 million worth of foreign currencies primarily, Austrian schillings.

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

    At September 30, 1995, the Company had $50 million notional amount of interest rate swap agreements outstanding. A portion of the Company's variable interest rate debt position was hedged with swap agreements with a weighted average receive rate of 5.35% and a weighted average pay rate of 5.98%.

    In conjunction with the October 2, 1995 purchase of the Kraft Foods baking business the Company, at September 30, 1995, had entered into two interest rate futures contracts maturing on January 16, 1996, which locked in a fixed interest rate on U.S. Treasury Bonds for 10 years of 6.22% on a notional amount of $200 million. The market rate for these instruments at September 30, 1995 was 6.17%. On October 2, 1995, the Company entered into another contract for $100 million with a rate of 6.24%.

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

    At September 30, 1995 and December 31, 1994, the Company had commodity futures contracts to purchase primarily corn totaling $99 million and $138 million, respectively. The commodity futures contracts at September 30, 1995, principally call for delivery in the period October 1995 to March 1996. Contracts for delivery beyond December 31, 1995, aggregate about $71 million, of which $70 million is due in January 1996. At September 30, 1995, the Company had unrealized gains of $12 million on these contracts.

7.  RESTRUCTURING CHARGE AND UNUSUAL ITEMS

    During the third quarter of 1995 the Company sold its 50% interest in Pekin Energy Company, an ethanol production facility located in Illinois and a small insecticide business in Brazil. The Company also announced the closing of a consumer foods plant in Santa Fe Springs, California as well as the realignment of several production facilities and sales force reorganization for both consumer foods and corn refining operations around the world. The net effect of these transactions was a pre-tax charge of $3 million.

    In June 1994, the Company recorded a charge of $227 million, $137 million after taxes or $.92 per common share, to recognize the cost of restructuring. This program compresses into a period from mid-1994 to mid-1996 restructuring activities needed to meet the competitive challenge of increasingly unifying markets throughout the world.

    The majority of the charge relates to the Company's European and North American consumer foods businesses. The restructuring charge and its utilization at September 30, 1995 is summarized below:

                            Utilized     Utilized         To be
                    Total   in prior   in current      utilized in
$Millions          charge    periods      quarter   future periods
------------------------------------------------------------------
Employee severance   $102       $ 41         $  7             $ 54
Plant and
support facilities    114        114           --               --
Other                  11         --           --               11
------------------------------------------------------------------
Total                $227       $155         $  7             $ 65
==================================================================

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

    At September 30, 1995, $57 million was included in current liabilities and $8 million was included in noncurrent liabilities.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Third-quarter earnings per common share rose 14.5% to $.95 compared to $.83 in the third quarter of 1994. Net income of $142.2 million was 13.4% higher than the $125.4 million earned during the quarter last year. The results included a net pre-tax charge of $3 million, or $.01 per share, comprising a $75 million charge in the quarter for plant closures and sales force reorganization and an offsetting gain from two third-quarter divestitures: the sale of CPC's 50% share of Pekin Energy Company, an ethanol business; and the sale of a small insecticide business in Brazil. The number of average shares outstanding was lower, benefiting earnings per share by one percentage point.

    Earnings per share for the first nine months advanced 16% to $2.64, excluding a 1994 restructuring charge of $.92 per share. Net income for the nine months rose 14% to $395.3 million, on the same basis. (All comparisons below exclude the impact of the 1994 charge. Divisional results exclude the 1995 net charge of $3 million noted above.)

      Worldwide sales for the third quarter rose 13% to $2.05 billion compared to sales of $1.81 billion in 1994, chiefly due to good volume growth in both the consumer foods and corn refining businesses. Worldwide operating income for the third quarter advanced 11.2% to $269.4 million from $242.3 million in the same period last year. The company increased marketing spending substantially during the quarter.

      Finance charges were higher, due to higher borrowing levels for acquisitions and somewhat higher interest rates.

      Nine-month sales rose 11.7%, and worldwide operating income was 13% higher, compared to the first nine months of last year.

      Commenting on the results, C.R. Shoemate, chairman and chief executive officer of CPC, said, "Stimulated by higher marking spending in the last several quarters, volume growth continues to be the main driver of our progress. Again our marketing expenditures were up, this quarter 24%, with all four consumer foods divisions investing behind our brands at significantly higher rates compared to last year. The savings we are gaining from our restructuring activities as well as currency gains are supporting this increased marketing spending.

      "A recent highlight has been the purchase of the Kraft baking business, which we completed October 2. This added four great baking brands to our already strong portfolio. The Entenmann's, Freihofer's, Boboli, and Oroweat businesses fit extremely well with our Thomas', Arnold, Sahara, and Brownberry businesses, and we expect to realize synergies from the consolidation very quickly."

CONSUMER FOODS

      CPC's consumer foods business posted a third-quarter sales increase of 15% to $1.73 billion from $1.5 billion in the comparable quarter last year, and operating income from consumer foods was up 15% to $210.6 million. The results reflected especially the continuing strong performance of the company's European and Latin American businesses.

      For the nine months, consumer foods sales grew 13% to $5.11 billion, and operating income was $629.2 million, or 16% higher.

      Best Foods, CPC's North American consumer foods business, reported flat third-quarter sales, with slightly higher volumes. However, despite significantly higher marketing spending, operating income was up 2% on improved margins as the effects of restructuring began to take hold. Volumes of mayonnaise, corn oil, syrups, and Knorr products rose, while volumes of peanut butter and pasta were lower. Specialty baking volumes were flat.

      In the nine-month period, Best Foods' sales and operating income were each up about 1.5%.

      Third-quarter sales of CPC's European consumer foods business grew 24% on better volumes and stronger currencies. The Lesieur dressings business, acquired in February, contributed significantly to the sales gain, although it is not yet adding to profits. European profits overall advanced 14%, chiefly due to improved efficiencies from restructuring. Substantial currency gains in the quarter were largely reinvested in marketing.

      For the nine-month period, sales grew 19%, and operating income was 15% higher.

      CPC's Latin American consumer foods business posted sales growth of 10.4%. Operating income leapt more than 50%, compared to last year's third quarter when the severe economic downturn in Brazil had a strong negative effect on CPC's results. The improvement this quarter came primarily from significantly higher volumes, as growth in this region generally returns to more normal levels.

      In the first nine months, sales advanced 14%, with operating income growing 60%.

      In Asia sales and volume growth momentum for the quarter and the nine months continued very strong. Operating income grew about 2% in the quarter, as the company continues to invest in marketing and infrastructure for the future.

CORN REFINING

      Third-quarter results for CPC's corn refining business showed a modest increase in sales, and volumes grew 6.5%. Third-quarter operating income, however, was flat in comparison to last year, since this quarter's results do not include earnings from Peking Energy Company, which was sold during the quarter.

      For the nine-month period, corn refining sales were up 3.4% on strong volume growth. Operating income was 5.1% higher.




LIQUIDITY AND CAPITAL RESOURCES

       The Company's primary sources and uses of funds as well as its general financial policy are discussed on pages 22-25 of the 1994 Annual Report to Stockholders which were incorporated by reference in Form 10-K for the year ended December 31, 1994.

       The Company's capital expenditures are expected to be approximately $410 million in 1995.

                           PART II OTHER INFORMATION




ITEM 1.  LEGAL PROCEEDINGS

   In previous reports concerning the site of a former subsidiary, Ott Chemical Company, located in Muskegon, Michigan, the Company reported that it had been held liable under the Comprehensive Environmental Response, Compensation and Liability Act, in a 1991 decision by the U.S. District Court for the Western District of Michigan. The Company also previously reported that on July 14, 1995, the U.S. Court of Appeals for the Sixth Circuit reversed the District Court's finding of liability against the Company. Following such reversal, the Court of Appeals has directed an en banc rehearing of this decision which is expected to be heard in December of 1995.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a)  Exhibits pursuant to Item 601 of Regulation S-K.

         Exhibit 11 - Statements re: computation of earnings per common share (Part I data)

     b)  Reports on Form 8-K.

   A report on Form 8-K was filed on October 30, 1995 setting forth under "Item 2 - Acquisition and Disposition of Assets", the Company's acknowledgement of it's purchase of the nationwide baking business of Kraft Foods, Inc., for $865 million on October 2, 1995, including as exhibits, the Stock Purchase Agreement among Kraft Foods Bakery Companies, Inc., Kraft Foods, Inc. and CPC International Inc. dated as of August 7, 1995, as amended on October 2, 1995 and the Press Release issued by the Company on October 2, 1995, respectively.

                    CPC INTERNATIONAL INC. AND SUBSIDIARIES




                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     CPC INTERNATIONAL, INC.


DATE:  November 10, 1995


                                     /S/ KONRAD SCHLATTER
                                     -----------------------------
                                     (Konrad Schlatter)
                                      Senior Vice President &
                                      Chief Financial Officer





DATE:  November 10, 1995

                                     /S/ JAMES W. RIPLEY
                                     -----------------------------
                                     (James W. Ripley)
                                      Comptroller & Chief
                                      Accounting Officer

                                EXHIBIT INDEX


         Exhibit 11 - Statements re: computation of earnings per common share (Part I data)

         Exhibit 27 - Financial Data Schedule