Form 10-K405
period 1995-12-31
CPC INTERNATIONAL INC
filed 1996-03-28
CIK 25350

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995    COMMISSION FILE NUMBER 1-4199

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

                                                         Aggregate market value
                                 Outstanding at     held by non-affiliates of the
           Class                January 31, 1996    registrant at January 31, 1996
----------------------------    ----------------    ------------------------------
Common stock, par value $.25       145,672,415               $10,597,668,191


                      DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of registrant's Annual Report to Stockholders for year ended December 31, 1995 are incorporated into Part I and Part II hereof.

     2. Portions of the registrant's Proxy Statement dated March 13, 1996 are incorporated into Part III hereof.

                                     PART I
ITEM 1.   BUSINESS.

     CPC International Inc. and its consolidated subsidiaries (the "Company") is a worldwide group of businesses, principally engaged in three major industry segments: consumer foods, baking and corn refining. The development of the Company's business since the beginning of 1995 and financial information on business segments and geographical divisions are described in the 1995 Annual Report to Stockholders (the "Annual Report"), the following portions of which are incorporated herein by reference:

     -    Business Review on pages 6 and 7.
     - Text on pages 8 through 15 for "Consumer Foods Business" under the headings "Best Foods Division", "CPC Europe Consumer Foods", "CPC Latin America Consumer Foods", and "CPC Asia Consumer Foods".
     -    Text on page 16 under the heading "CPC Baking Business".
     -    Text on pages 18 and 19 under the heading "Corn Refining Business".
     - Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 24 through 27.
     - Financial Statements and Notes to Consolidated Financial Statements on pages 29 through 45.

     The Company employs approximately 52,500 people of whom approximately 35,600 are located outside the United States. Total employee costs amounted to $1.6 billion in 1995 compared with $1.4 billion and $1.3 billion in 1994 and 1993, respectively.

     The Company's products are manufactured from various agricultural raw materials including soybean and other vegetable oils, peanuts, corn and wheat, all of which are, and are expected to continue to be, in adequate supply. As prices of these materials depend upon a number of unpredictable factors, such as, farm plantings and weather, which cannot always be fully protected through hedging, fluctuations in raw material prices may have an effect on the Company's earnings.

     The Company's products are manufactured and sold primarily by the sales organizations of its various operating units and subsidiaries. Exports represent a small portion of total net sales. Mayonnaise sales accounted for
11.5 percent, 11.3 percent and 11.7 percent of consolidated net sales in 1995, 1994 and 1993, respectively.

     The Company has approximately 1,940 trademarks, some of which are of significant importance to the Company, particularly in the consumer foods and baking businesses. The Company also has over 1,650 patents of various durations, some of which are licensed to affiliates and joint ventures in which the Company or an affiliate participates. No individual patent has a material effect on the earnings of the Company.

     The Company's products, both within the United States and abroad, generally face strong competition, and as a result, the Company engages in extensive marketing, advertising and promotional activities, particularly with respect to its consumer products. The Company also conducts continuous market research to assist in determining consumer preferences. The amount spent on these activities was $833 million in 1995, $712 million in 1994, and $643 million in 1993.

     In addition, the Company conducts product and process research and development activities. Research related to food and food technology is conducted at facilities in Somerset, New Jersey, Bay Shore, New York, Heilbronn, Germany, and Thayngen, Switzerland, and corn refining research and product support activities are provided from facilities at Argo, Illinois and Beloit, Wisconsin.

     Research has resulted in the development of new and improved products based on studies in nutrition, food technology, vegetable oils, enzymes, carbohydrates, and carbohydrate-derived products, as well as developments and improvements in process technology. The amount spent for research and development in 1995, 1994, and 1993 was $70 million, $58 million, and $49 million, respectively. Research and development expenditures increased by $12 million in 1995 reflecting mostly additional spending for consumer foods research. Approximately 730 full-time professional employees were engaged in such activities during 1995.

     The Company operates in 63 countries, and accordingly, operations are subject to varying degrees of political risk and uncertainty. Loss of earnings from any one country other than the United States and Germany would not have a material adverse effect on the Company as a whole. Also, because of its diversity, the Company is subject to fluctuations in foreign currencies which could affect earnings. As a practical matter it is not feasible to cover these fluctuations with currency hedges. However, the Company does maintain a policy to hedge its exposure to foreign currency cash flows.

ITEM 2.   PROPERTIES.

     The Company's headquarters buildings in Englewood Cliffs, New Jersey are held under a lease which, including all renewal terms, expires in May 2019.
The Company owns or leases other property appropriate to its business, including distribution centers and warehouses. None of the leases involved are considered to be a material lease.

     The Company has a total of 158 operating plants, of which 42 are in the United States, 7 in Canada, 43 in Europe, 19 in Africa and the Middle East, 30 in Latin America and 17 in Asia. In addition, the Company has interests in joint ventures in Latin America which operate five plants (corn refining products).

     Of the Company's 158 plants, 114 plants are engaged solely in the manufacture of consumer food products, 25 are engaged solely in the manufacture of baking products, 18 are engaged in the manufacture of corn refining products, 6 of which also produce consumer food products; and 1 plant is engaged in the manufacture of other products. In general, it is the Company's belief that its plants are suitable and adequate for its needs, and, subject to fluctuations in market demand, are fully utilized.

     Included on the following page is a complete listing of all plants owned and operated by the Company and its consolidated subsidiaries as of December 31, 1995. Based on past loss experience, the Company believes it is adequately insured in respect of these assets, and for liabilities which are likely to arise from its operations.

THE CONSUMER FOODS FACILITIES ARE AS FOLLOWS:
UNITED STATES:ARKANSAS-Little Rock; ILLINOIS-Argo, Chicago, Franklin Park; INDIANA-Indianapolis; NORTH CAROLINA-Asheboro; NEW JERSEY-Bayonne, Jersey City; NEW YORK-Bronx; TEXAS-Irving; WISCONSIN-Germantown, Milwaukee (2); PUERTO RICO-Arecibo

CANADA:ONTARIO-Cardinal; QUEBEC-Baie d'Urfe, Pointe Claire(2)

EUROPE:AUSTRIA-Wels; CZECH REPUBLIC-Zabreh; DENMARK-Frederiksberg, Levring, Vadum; FRANCE-Duppigheim (2), Faverolles, Grande Synthe, Ludres (Nancy), Velluires, Verneuil; GERMANY-Auerbach, Bremen, Cloppenburg, Heilbronn, Krefeld, Krumbach, Munchen, Reinbek, Stavenhagen, Wittingen; GREECE-Schimatari; HUNGARY-Roszke; IRELAND-Dublin; ITALY-Sanguinetto; NETHERLANDS-Baarn, Loosdrecht; POLAND-Poznan (2), Torun; PORTUGAL-Carregado; SPAIN-Martorell; SWEDEN-Simrishamn; SWITZERLAND-Carouge, Thayngen; UNITED
KINGDOM-Burton-on-Trent, Crumlin, Erith, Lifton, Paisley, Redditch

LATIN AMERICA:ARGENTINA-Barracas, Florida, Mendoza, Pilar, Tucuman; BRAZIL, Campina Grande, Garanhuns, Itatiaia, Pouso Alegre; COLOMBIA-Barranquilla (2), Cali; COSTA RICA-Ala Juela; DOMINICAN REPUBLIC-Santo Domingo;
MEXICO-Aguascalientes, Aguida, Lerma; PERU-Callao; URUGUAY-San Carlos; VENEZUELA-Maracay, Valencia

AFRICA & MIDDLE EAST:ISRAEL-Arad, Arara, Hadera, Haifa, Zefat; KENYA-Nairobi, MOROCCO-Casablanca; SAUDI ARABIA-Yanbu; SOUTH AFRICA-Cape Town, Durban (2), East London, Estcourt, Klerksdorp, Tarlton, Vryheid; TURKEY-Cayirova, Kartal

ASIA:CHINA-Beijing, Conghua; HONG KONG-Tai Po; INDIA-Dharwad, Thane; INDONESIA-Purwakarta; MALAYSIA-Kuala Lumpur; PAKISTAN-Pernawan; PHILIPPINES-Las Pinas, Paranaque; SOUTH KOREA-Suwon; SRI LANKA-Kothalawala; TAIWAN-Hsin Chu Hsien; THAILAND-Bangpoo, Gateway City

THE BAKING BUSINESS FACILITIES ARE AS FOLLOWS:
UNITED STATES:CALIFORNIA-Montebello, Placentia, San Francisco, Tulare; COLORADO-Denver; CONNECTICUT-Greenwich; FLORIDA-Miami, Riviera Beach; ILLINOIS-Northlake; MARYLAND-Frederick; NORTH CAROLINA-Gastonia; NEW JERSEY-Totowa; NEW YORK-Albany (2), Bay Shore (2), Hudson, Plattsburg; OREGON-Beaverton; PENNSYLVANIA-Hazleton; TEXAS-Dallas; VERMONT-Burlington; WASHINGTON-Seattle; WISCONSIN-Oconomowoc

Europe:UNITED KINGDOM-Bristol

THE CORN REFINING FACILITIES ARE AS FOLLOWS:
UNITED STATES:CALIFORNIA-Stockton; ILLINOIS-Argo; NORTH CAROLINA-Winston-Salem

CANADA:ONTARIO-Cardinal, London, Port Colborne

LATIN AMERICA:ARGENTINA-Baradero*, Rio Segundo; BRAZIL-Balsa Nova, Cabo*, Mogi-Guacu*; CHILE-Llay-Llay*; COLOMBIA-Barranquilla, Cali*, Medellin

ASIA:MALAYSIA-Petaling Jaya; PAKISTAN-Faisalabad*

AFRICA:KENYA-Eldoret

The OTHER PRODUCTS facility which produces enzymes is located in Beloit, Wisconsin.

-----------
*Indicates corn refining plant that also produces consumer food products.

ITEM 3.   LEGAL PROCEEDINGS.

     In previous reports concerning the site of a former subsidiary, Ott Chemical Company, located in Muskegon, Michigan, the Company reported that it had been held liable under the Comprehensive Environmental Response, Compensation and Liability Act, in a 1991 decision by the U.S. District Court for the Western District of Michigan. The Company also previously reported that on July 14, 1995, the U.S. Court of Appeals for the Sixth Circuit reversed the District Court's finding of liability against the Company and that following such reversal, the Court of Appeals directed an en banc rehearing of this decision. The rehearing was held on December 6, 1995 and the Company is currently awaiting the decision.

     As previously reported by the Company, in July, 1995 the Company received a Federal grand jury subpoena in connection with a Justice Department antitrust investigation of U.S. corn refiners in the marketing of high fructose corn syrup and other "food additives" (the investigation of the Company relates only to high fructose corn syrup). The Company is complying with the grand jury subpoena. The Company, as a high fructose corn syrup producer, has also been named as one of the defendants in a number of private treble damage class actions, by direct and indirect customers, alleging violations of federal and state antitrust laws. No class of customers in such actions has yet been certified.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below are the names and ages of all elected officers of the Registrant, as of December 31, 1995, indicating their positions and offices with the Registrant and the period during which each has served as such:

                                      All positions and offices
       Name                  Age         with the Registrant
       ----                  ---      -------------------------

Charles R. Shoemate           56   Chairman of the Board since September 1990;
                                   Chief Executive Officer since August 1990;
                                   President since October 1988;
                                   Vice President, 1984 - October 1988 and
                                   Director since October 1988.

Robert J. Gillespie           53   Executive Vice President since July 1995;
                                   Senior Vice President November 1991 - July
                                   1995; Vice President 1981 - November 1991
                                   and Director since October 1988.

Alain Labergere               61   Executive Vice President since July 1995;
                                   Senior Vice President November 1991 - July
                                   1995; Vice President January 1991 - November
                                   1991 and Director since December 1992.

Konrad Schlatter              60   Chief Financial Officer since July 1993;
                                   Senior Vice President since April 1990;
                                   Vice President since 1987, Comptroller
                                   1981-1987.

Clifford B. Storms            63   Senior Vice President since October 1988;
                                   Vice President, 1973 - October 1988;
                                   and General Counsel since 1975.

Angelo S. Abdela              53   Vice President since 1990; Treasurer 1981-
                                   1995.

Richard P. Bergeman           57   Vice President since 1982.

Michael J. Bevilacqua         56   Vice President since 1992.

Charles Feldberg              62   Vice President since 1984.

Gordon F. Granger             58   Vice President since 1990.

Gale L. Griffin               52   Vice President since 1995.

Heribert H. Grunert           51   Vice President since 1995.

Lawrence K. Hathaway          51   Vice President since 1990.

James E. Healey               54   Vice President since 1995; Comptroller -
                                   1987-1995.

Hanes A. Heller               55   Vice President since 1995.

Bernard H. Kastory            50   Vice President since 1992.

Axel C.A. Krauss              51   Vice President since 1992.

Fred C. Meendsen              62   Vice President since 1984; retired
                                   January 31, 1996.

Eugene J. Northacker          54   Vice President since 1992.

Luis Schuchinski              58   Vice President since 1995.

John W. Scott                 60   Vice President since 1985.

Samuel C. Scott               51   Vice President since 1991.

Mohammed M. Wahby             60   Vice President since 1995.

James W. Ripley               52   Comptroller since 1995.

John B. Meagher               59   Secretary since 1981.

     All officers serve at the pleasure of the Board of Directors.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

     Information regarding the Company's common stock and market prices for each quarterly period during the past two years is set forth on pages 46 and 47 of the Annual Report and is incorporated herein by reference.

     The approximate number of equity stockholders as of December 31, 1995 was 29,230.

     The history of the Company's dividends declared for the last two years on pages 46 and 47 of the Annual Report is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA.

     Selected financial data for the eleven years ended December 31, 1995 for the Company, as set forth on pages 46 and 47 of the Annual Report, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Management's discussion and analysis of financial condition and results of operations of the Company for the three years ended December 31, 1995, is set forth on pages 24 through 27 of the Annual Report.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements comprising the consolidated balance sheets at December 31, 1995 and 1994, and the consolidated statements of income, stockholders' equity and cash flows, and notes to financial statements for each of the years in the three year period ended December 31, 1995 are set forth on pages 29 through 45 of the Annual Report.

  Selected quarterly financial data for the years ended December 31, 1995 and December 31, 1994, set forth on pages 46 and 47 of the Annual Report is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

     Not applicable.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The Company's Proxy Statement dated March 13, 1996 (the "1996 Proxy Statement") has been filed pursuant to Regulation 14A and is incorporated herein by reference. Information regarding directors of the registrant is set forth on pages 18 through 24 of the 1996 Proxy Statement under the caption "Election of Directors". Information regarding executive officers of the registrant is set forth on pages 4 and 5 of this report.

ITEM 11.  EXECUTIVE COMPENSATION.

     Information regarding executive compensation is set forth on pages 13 through 16 of the 1996 Proxy Statement under the caption "Executive Compensation and Stock Ownership Tables".


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

     Information regarding security ownership of certain beneficial owners and management is set forth on pages 16 and 17 of the 1996 Proxy Statement under the caption "Stock Ownership Table".


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Not applicable.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     a) Financial Statements - See index on page 8.

     b) Reports on Form 8-K - There were two reports filed on Form 8-K during the fourth quarter of 1995.

     c) Exhibits - Exhibits to this report are filed as part of this report as set forth in the Index to Exhibits on pages 11 and 13 hereof.

                         INDEX TO FINANCIAL STATEMENTS



1.   FINANCIAL STATEMENTS

     The consolidated financial statements and reports of the independent auditors are included in Part II of this report through incorporation by reference from the Annual Report which is enclosed as Exhibit 13. The documents referred to above can be found on the following pages in the Annual Report.

                                                                           Annual Report
                                                                           -------------
                                                                                Page
                                                                                ----

     a)   Independent auditors' report                                           28

     b)   Consolidated balance sheets as of December 31,
          1995 and 1994                                                        30 - 31

     c)   Consolidated statements of income for the years
          ended December 31, 1995, 1994 and 1993                                 29

     d)   Consolidated statements of cash flows for the
          years ended December 31, 1995, 1994 and 1993                           32

     e)   Consolidated statements of stockholders' equity for
          the years ended December 31, 1995, 1994 and 1993                       33

     f)   Notes to financial statements                                        34 - 45

2.   FINANCIAL STATEMENT SCHEDULES

     All financial statement schedules have been omitted either because the information is not required or is otherwise included in the financial statements and notes thereto.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 19th day of March, 1996.


                                               CPC INTERNATIONAL INC.
                                         ----------------------------------


                                         By /S/ Charles R. Shoemate
                                         -----------------------------------
                                                Charles R. Shoemate, Chairman,
                                                President and Chief Executive
                                                Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on the 19th day of March, 1996.

           Signature                                   Title
           ---------                                   -----


   /S/ Charles R. Shoemate                   Chairman, President, and Chief
---------------------------------            Executive Officer
      (Charles R. Shoemate)


   /S/ Konrad Schlatter                      Senior Vice President and Chief
---------------------------------            Financial Officer
      (Konrad Schlatter)


   /S/ James W. Ripley                       Comptroller and Chief Accounting
---------------------------------            Officer
      (James W. Ripley)



   /S/ Theodore H. Black         *           Director
---------------------------------
      (Theodore H. Black)


   /S/ Alfred C. DeCrane, Jr.    *           Director
---------------------------------
      (Alfred C. DeCrane, Jr.)


   /S/ William C. Ferguson       *           Director
---------------------------------
      (William C. Ferguson)

   /S/ Robert J. Gillespie       *           Director
---------------------------------
      (Robert J. Gillespie)



   /S/ Ellen R. Gordon           *           Director
---------------------------------
      (Ellen R. Gordon)



   /S/ George V. Grune           *           Director
---------------------------------
      (George V. Grune)


   /S/ Leo I. Higdon, Jr.        *           Director
---------------------------------
      (Leo I. Higdon, Jr.)


   /S/ Richard G. Holder         *           Director
---------------------------------
      (Richard G. Holder)


   /S/ Eileen S. Kraus           *           Director
---------------------------------
      (Eileen S. Kraus)


   /S/ Alain Labergere           *           Director
---------------------------------
      (Alain Labergere)


   /S/ William S. Norman         *           Director
---------------------------------
      (William S. Norman)


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

   4(a) No instruments defining rights of holders of debt securities are included as exhibits because each authorized issue of debt securities is less than 10% of total assets. The Company agrees that it will furnish a copy of any such instrument upon request.

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

  10(b) The 1993 Stock and Performance Plan is incorporated by reference to the Registration Statement filed on Form S-8, File No. 33-49847.

  10(c) Deferred Compensation Plan for Outside Directors and Retirement Income Plan for Outside Directors:

                i) The Deferred Compensation Plan for Outside Directors, as amended and restated effective May 1, 1994 is incorporated by reference to Exhibit 10(c)i of Form 10-K for the year ended December 31, 1994.

               ii) The Retirement Income Plan for Outside Directors as amended September 21, 1993, is filed herewith as Exhibit 10(c)ii.

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

 10 (d) Employment agreement for Mr. C.B. Storms dated January 2, 1986, along with amendments dated November 21, 1986, September 20, 1988, February 13, 1989, and February 21, 1989 are incorporated by reference to
          Exhibit 10(c) of Form 10-K for the year ended December 31, 1989.

          Employment agreement for Mr. K. Schlatter, dated January 2, 1986, along with amendments dated November 21, 1986, November 13, 1987, September 20, 1988, February 21, 1989 and July 5, 1990 are incorporated by reference to Exhibit 10(c) of Form 10-K for the year ended December 31, 1992.

 10 (e) Indemnification agreements for all directors and five most highly compensated executive officers who have such contracts are incorporated by reference to Exhibit 10(d) of Form 10-K for the year ended December 31, 1986.

 10 (f) Deferred Compensation Plan for senior executives, dated November 10, 1988 is incorporated by reference to Exhibit 10(e) of Form 10-K for the year ended December 31, 1988.

 10 (g) Special Severance Program for Salaried Employees, dated January 17, 1989 is incorporated by reference to Exhibit 10(f) Form 10-K for the year ended December 31, 1988. An amendment dated March 19, 1991 to the Special Severance Program for Salaried Employees is incorporated by reference to Exhibit 10 (f) of Form 10-K for the year ended December 31, 1991.

 10 (h) Deferred Stock Unit Plan for senior executives, dated December 20, 1994, is incorporated by reference to Exhibit 10(h) of Form 10-K for the year ended December 31, 1994.

 10 (i) Executive Life Insurance Plan and amendment No.1 related thereto are incorporated by reference to Exhibit 10(i) of Form 10-K for the year ended December 31, 1994.

 11       Schedule of computation of earnings per share filed herewith.

 12 Statement regarding the computation of ratios of earnings to fixed charges is filed herewith.

 13 1995 Annual Report to Stockholders is filed herewith. Except for such parts thereof as are expressly incorporated by reference in this Form 10-K, this exhibit is furnished for the information of the Securities and Exchange Commission and is not deemed filed as a part hereof. Graphic material contained in the Annual Report is not included in the electronic filing of this report.

 21       Subsidiaries of the Registrant

          Filed herewith.

 23       Consent of Independent Auditors

          Filed herewith.

 24       Powers of Attorney

          Filed under separate cover with the Commission.

 27       Financial Data Schedule

          Filed herewith.