Form 10-Q
period 1996-03-31
CPC INTERNATIONAL INC
filed 1996-05-15
CIK 25350

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------
                                    FORM 10-Q
                                  -------------

      Quarterly report pursuant to Section 13 or 15 (d) of the Securities
                              Exchange Act of 1934

                        FOR QUARTER ENDED MARCH 31, 1996

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
                           Yes   X         No
                               -----          -----

            Indicate the number of shares outstanding of each of the
               registrant's classes of common stock, as of latest
                                practicable date.

                  CLASS                         OUTSTANDING AT MARCH 31, 1996
      Common Stock, $.25 par value                    145,529,632 shares

                          Part I FINANCIAL INFORMATION


Item 1.  Financial Statements


                     CPC INTERNATIONAL INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                                   (Unaudited)
                      ($ Millions except per share amounts)


                                                       Three Months Ended
                                                            March 31,
                                                    ------------------------
                                                      1996             1995
                                                    -------          -------
Net sales                                           $ 2,409          $ 1,955
Cost of sales                                         1,459            1,173
                                                    -------          -------
Gross profit                                            950              782

Operating expenses                                      701              564
                                                    -------          -------
Operating income                                        249              218
                                                    -------          -------
Financing costs                                          44               26
                                                    -------          -------
Income before income taxes                              205              192
Provision for taxes on income                            76               74
                                                    -------          -------
                                                        129              118
Minority stockholders' interest                           7                7
                                                    -------          -------
Net income                                          $   122          $   111
                                                    =======          =======

Average common shares outstanding                   145,623          146,486

Earnings per common share based on net
  income reduced by "ESOP" preferred stock
  dividends, net of taxes                             $ .82            $ .73

Cash dividends declared per common share              $ .38            $ .36


- - ----------
See notes to financial statements.

                     CPC INTERNATIONAL INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                  ($ Millions)



                                                        March 31,       Dec. 31,
                                                           1996          1995
                                                         -------        -------
                                                       (unaudited)
ASSETS
Current assets
  Cash and cash equivalents                              $   171        $   203
  Notes and accounts receivable, net                       1,353          1,293
  Inventories                                              1,092          1,011
  Prepaid expenses                                            97             70
                                                         -------        -------
      Total current assets                                 2,713          2,577
                                                         -------        -------
Investments in unconsolidated
  affiliates                                                  92             93
                                                         -------        -------
Plant and properties                                       5,488          5,408
Less accumulated depreciation                              2,573          2,510
                                                         -------        -------
                                                           2,915          2,898
                                                         -------        -------
Excess cost over net assets of
  businesses acquired and other
  intangible assets (net of accumulated
  amortization of $219 and $214)                           1,725          1,780
                                                         -------        -------
Other assets                                                 182            154
                                                         -------        -------
                                                         $ 7,627        $ 7,502
                                                         =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Notes and drafts payable                               $ 1,439        $ 1,399
  Accounts payable and accrued items                       1,636          1,607
  Income taxes payable                                        36              5
  Dividends payable                                           55             55
                                                         -------        -------
      Total current liabilities                            3,166          3,066
                                                         -------        -------
Non-current liabilities                                      866            907
                                                         -------        -------
Long-term debt                                             1,418          1,333
                                                         -------        -------
Deferred taxes on income                                      46             45
                                                         -------        -------
Minority interest                                            163            164
                                                         -------        -------
Stockholders' equity
  Preferred stock, authorized 25,000,000
  shares  $1 par value                                        --             --
  Designations: Series A ESOP convertible
    3,000,000 shares designated - 2,121,935
    shares issued at stated value (1995:
    2,133,741 shares)                                        189            190
    Series A Junior Participating 600,000
    shares designated - none issued                           --             --
    Common stock authorized 900,000,000
    shares $.25 par value - issued 195,271,444                49             49
Capital in excess of par value of stock                      177            167
Unearned ESOP compensation                                  (128)          (128)
Cumulative translation adjustment                           (229)          (163)
Common stock in treasury at cost -
49,741,812 shares (1995: 49,665,627 shares)               (1,346)        (1,317)
Retained earnings                                          3,256          3,189
                                                         -------        -------
      Total stockholders' equity                           1,968          1,987
                                                         -------        -------
                                                         $ 7,627        $ 7,502
                                                         =======        =======

- - ----------
See notes to financial statements.

                     CPC INTERNATIONAL INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                  ($ Millions)


                                                             Three Months Ended
                                                                 March 31,
                                                             ------------------
                                                             1996         1995
                                                             -----        -----
Cash flows from (used for) operating activities
Net income                                                   $ 122        $ 111
Non-cash charges (credits) to net income:
  Depreciation and amortization                                 94           78
  Deferred taxes                                                 2            1
  Translation losses                                            --            2
   Other, net                                                    3            4
Changes in trade working capital:
  Notes and accounts receivable                                (92)         (74)
  Inventories                                                  (86)         (98)
  Accounts payable and accrued items                            70           97
                                                             -----        -----
Net cash flows from operating activities                       113          121
                                                             -----        -----
Cash flows from (used for) investing activities
Capital expenditures paid                                     (141)         (88)
Disposal of plants and properties                               --            1
Investment in joint venture                                     --          (16)
Businesses acquired                                            (11)          (2)
                                                             -----        -----
Net cash flows used for investing activities                  (152)        (105)
                                                             -----        -----
Net cash flows after investments                               (39)          16
                                                             -----        -----
Cash flows from (used for) financing activities
Purchase of treasury stock                                     (43)         (36)
Repayment of long-term debt                                     (4)         (15)
New long-term debt                                             304            4
Net change in short-term debt                                 (183)         108
Dividends paid on common stock                                 (55)         (53)
Common stock issued                                             14            4
Other liabilities (deposits)                                   (25)          14
                                                             -----        -----
Net cash flows (used for) financing activities                   8           26
                                                             -----        -----
Effects of exchange rate changes on cash                        (1)          (1)
                                                             -----        -----
Increase (decrease) in cash and cash equivalents               (32)          41
                                                             -----        -----
Cash and cash equivalents, beginning of year                   203          125
                                                             -----        -----
Cash and cash equivalents, end of period                     $ 171        $ 166
                                                             =====        =====


- - ----------
See notes to the financial statements.

                     CPC INTERNATIONAL INC. AND SUBSIDIARIES
                      Consolidated Statements of Changes in
                              Stockholders' Equity
                                   (Unaudited)
                                  ($ Millions)

                                     Preferred
                                        Stock                  Capital in      Unearned     Cumulative
                                      Series A       Common     Excess of        ESOP       Translation    Treasury       Retained
                                        ESOP          Stock     Par Value    Compensation    Adjustment      Stock        Earnings
                                     ---------       ------    ----------    ------------   -----------    --------       --------
Balance, December 31, 1995               $190           $49         $167         $(128)         $(163)      $(1,317)       $3,189

Net income for the period                                                                                                     122

ESOP shares redeemed                       (1)

Common stock dividends                                                                                                        (55)

Translation adjustment for
  the period                                                                                      (66)

Shares issued for:
  Stock options,
  deferred compensation and
  restricted stock awards                                             10                                         14

Treasury stock acquired                                                                                         (43)
                                     -----------------------------------------------------------------------------------------------
Balance, March 31, 1996                  $189           $49         $177         $(128)         $(229)      $(1,346)       $3,256
                                     ===============================================================================================

- - ----------
See notes to financial statements.

                     CPC INTERNATIONAL INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


1.   Interim financial statements

     The unaudited consolidated interim financial statements included herein were prepared by management and reflect all adjustments (consisting solely of normal recurring items) which are, in the opinion of management, necessary to present a fair statement of results of operations for the interim periods ended March 31, 1996 and 1995 and the financial position as of March 31, 1996 and December 31, 1995.

     References to "the Company" are to CPC International Inc. and its consolidated subsidiaries. These statements should be read in conjunction with the consolidated financial statements and the related footnotes to these statements contained in the Company's Annual Report to Stockholders which notes were incorporated by reference in Form 10-K for the fiscal year ended December 31, 1995.


2.   Acquisitions

     There were no material acquisitions made in the first quarter of 1996.

3.   Inventories

     Inventories are summarized as follow:


                                              March 31,      Dec. 31,
                                                1996           1995
                                              ---------      --------
     Finished and goods in process            $     671      $    602
     Raw materials                                  253           248
     Supplies                                       168           161
                                              ---------      --------
                                              $   1,092      $  1,011
                                              =========      ========


4.   Long-term debt

     A summary of long-term debt is as follows:


                                               March 31,      Dec. 31,
                                                  1996          1995
                                               ---------      --------
     7.71% ESOP guaranteed notes due
       December 2004                           $     161      $    161
     5.625% -- 6.75% pollution control
       revenue bonds due 2007-2016                    15            15
     6.15% notes due 2006                            300            --
     Medium term notes at various rates
       due 1997-2005                                 150           150
     8.5% sinking fund debentures due
       April 2016                                    100           100
     5% Swiss franc debentures                       174           174
     6.75% German mark debentures                    140           141
     Commercial paper supported by revolving
       credit agreements                             400           500
     Other secured and unsecured notes
       and loans at various rates and
       due dates                                     189           201
                                               ---------      --------
                                                   1,629         1,442
                                               ---------      --------
     Less current maturities                         211           109
                                               ---------      --------
                                               $   1,418      $  1,333
                                               =========      ========

     In December 1995, the Company filed a shelf registration with the Securities and Exchange Commission for borrowings up to $700 million. Under this filing, the Company issued, in January 1996, $300 million of 6.15% notes maturing in 2006. On April 15, 1996, the Company redeemed the 8.5% sinking fund debentures, due April 2016.


5.   Consolidated statements of cash flows

     Supplementary information for the consolidated statements of cash flows is set forth below:


                                                      Three Months Ended
                                                           March 31,
                                                      -------------------
      Cash paid during the period for:                  1996       1995
                                                      -------     -------
       Interest                                       $    50     $    37
       Income taxes                                        45          51

     Details of businesses acquired were as follows:
       Fair value of assets acquired                  $    11     $     2
       Liabilities assumed                                 --          --
                                                      -------     -------
       Net cash paid for acquisitions                 $    11     $     2
                                                      =======     =======


6.   Financial instruments

     Fair value of financial instruments - The carrying values of cash equivalents, accounts receivable, accounts payable, and short-term debt approximate fair values. The value of long-term debt at December 31, 1995 was $1.4 billion. The fair value of long-term debt was based on quotes obtained from brokers.

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

     At March 31, 1996, the Company had forward exchange contracts to deliver $364 million of foreign currencies comprising $92 million in British pounds, $88 million in French francs, $71 million in Italian lira, $60 million in Dutch guilders, and $53 million in various other currencies. The Company also had, at March 31, 1996, contracts to purchase $15 million worth of other currencies.

     At December 31, 1995, the Company had forward exchange contracts to deliver $391 million of foreign currencies comprising $93 million in British pounds, $130 million in French francs, $70 million in Italian lira, $55 million in Dutch guilders, and $43 million in various other currencies. The Company also had contracts to purchase $32 million in various currencies.

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

     At March 31, 1996, the Company had $50 million notional amount of interest rate swap agreements outstanding. A portion of the Company's variable interest rate debt position was hedged with swap agreements with a weighted average receive rate of 4.95% and a weighted average pay rate of 5.54%.

     At December 31, 1995, the Company had $50 million notional amount of interest rate swap agreements outstanding. A portion of the Company's variable interest rate debt position was hedged with a weighted average receive rate of 5.35% and a weighted average pay rate of 5.98%.

     Commodities - The Company's products are manufactured from a number of raw materials, including soybean and other edible oils, peanuts, corn, and wheat, all of which are, and are expected to continue to be, in adequate supply. The Company follows a policy of hedging its exposure to commodities fluctuations with commodities futures contracts for certain of its key North American raw material purchases. Such raw materials may or may not be hedged at any given time based on management's decisions as to the need to fix the cost of such raw materials. In addition, commodity futures contracts are employed to fix the raw material cost of certain fixed-price sales contracts of the corn refining business. Gains and losses arising from such hedging transactions are included with the cost of raw material purchases.

     At March 31, 1996 and December 31, 1995, the Company had commodity futures contracts to purchase primarily corn totaling $78 million and $161 million, respectively. The commodity futures contracts at March 31, 1996, principally call for delivery in the period April to December 31, 1996. Contracts for delivery beyond June 30, 1996, aggregate about $65 million, of which $33 million is due in July, $32 million in December. At March 31, 1996, the Company had unrealized gains of $8 million on these contracts.

7.   Restructuring Charge

     The Company recorded a charge in the third quarter of 1995 of $75 million for the closing of a consumer foods plant in Santa Fe Springs, California, and the realignment of several production facilities as well as sales force reorganization for both the consumer foods and corn refining operations around the world. This charge adds to the restructuring activities that were announced in June 1994. The restructuring charges and their utilization are summarized below:

                                    Utilized       Utilized         To be
                         Total      in prior      in current     utilized in
$Millions              charges       periods        quarter     future periods
- - --------------------------------------------------------------------------------
Employee severance      $ 129        $ (52)          $ (11)         $  66
Plant and
support facilities        162         (162)             --             --
Other                      11          (11)             --             --
- - --------------------------------------------------------------------------------
Total                   $ 302        $(225)          $ (11)         $  66
================================================================================


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     First-quarter 1996 earnings per common share advanced 12.3% to $.82 compared to $.73 per share in the first quarter of 1995. First-quarter net income advanced 10.2% to $122.4 million from $111 million in the same period last year. The company benefited from solid progress in all of its consumer foods businesses, with outstanding performance in Europe, as well as a decrease in its effective tax rate. Another strong first quarter was the result of these positive factors, which overcame the impact of high corn prices on CPC's corn refining business. Last year's first quarter also showed a very strong earnings per share increase.

     CPC's first quarter worldwide sales rose 23% to $2.4 billion, mainly from the company's 1995 baking acquisition. Excluding acquisitions, sales of existing businesses rose 5% on good volume growth. Operating income increased 14% to $248.5 million, with existing operations contributing about 60% of the profit gain. Financing costs in the quarter were significantly higher due to acquisitions.

     Commenting on the company's first quarter performance, C.R. Shoemate, chairman and chief executive officer said: "Excluding special items, this is CPC's sixth consecutive quarter of double- digit earnings gains, an excellent indication of the fundamental strength and growth potential of our businesses. Our European business has had another outstanding quarter, benefiting from new products as well as the restructuring steps we have taken in recent years. Our Latin American consumer foods operations also continue to perform very strongly. Operating income surpassed last year's excellent first-quarter results, which had showed a 45% advance.

     "Our baking division is on track in achieving the full array of synergies we projected. The acquisition has had no dilutive impact, and we continue to expect that it will add the anticipated three to five cents per share this year.

     "Augmenting these strong business results is a reduction in the company's effective tax rate to 37%, which we believe is maintainable for the foreseeable future. This results from a focused effort to improve our tax structure, particularly in our overseas affiliates, for the long term.

     "Corn Refining is being affected this year by record high corn prices, which are impacting our margins negatively, although we've hedged our contract business as usual. We believe that it is reasonable to look for a moderation of corn prices later in the year, as the market rationalizes.

     "For the year as a whole, we continue to expect strong performance for CPC International, in spite of corn-price-related difficulties in corn refining, and anticipated weaker European currencies."

Consumer Foods

     CPC's consumer foods business, comprising its many market- leading shelf-stable grocery brands, posted a sales advance of 9.7% to $1.7 billion on strong volume gains, more than half of which came from existing business. Operating income rose 17% to $209.2 million.

     Best Foods, CPC's North American consumer foods business, reported an operating income advance of 4.5%, resulting from cost savings during the quarter. Best Foods' sales and volumes fell slightly as the division reduced trade spending in the period and competitors intensified promotional activity in the pasta and oil categories.

     Volumes of Knorr products rose substantially as the company's new Knorr cup products continue their rapid growth. Hellmann's mayonnaise volumes were slightly lower, although the brand substantially outperformed competitors and gained more than a share point.

     During the quarter Best Foods launched Hellmann's and Best Foods pourable dressings in the eastern and western U.S., with advertising kicking off in April.

     CPC's European consumer foods business recorded a 20% sales gain for the quarter, and operating income was 36% higher. The profit gains resulted chiefly from strong volume growth, coming equally from new products and acquisitions. Also contributing was the increasing flow of benefits from restructuring.

     The company's Latin American consumer foods business, comparing against an extremely strong quarter in 1995, recorded a moderate sales decline, but showed a slight volume gain. Operating income was also slightly up. CPC continues to maintain its high, leading market shares in the region, as well as strong volumes and healthy pricing levels.

     In Asia, where CPC is rapidly building organization and infrastructure, sales of consumer foods advanced well. Profit grew modestly, as the company continues to invest aggressively in the region.

Baking Business

     CPC's new baking division recorded sales of $400 million and operating income of $20 million. The division comprises the Entenmann's, Oroweat, Freihofer's, and Boboli brands acquired in October and CPC's Thomas', Arnold, Sahara, and other existing brands.

     During the quarter the company began the closing of a Thomas' English muffins plant in New Jersey and the relocation of English muffins production to existing CPC bakeries in Connecticut and Maryland. The shutdown is part of the baking rationalization process underway, which has also included the transition in the Freihofer's business from a company-owned sales route system to an owner-operator system. The cost of these actions was previously recorded.

Corn Refining

     CPC's corn refining business posted a slight sales increase, but operating income fell 25% for the quarter as a result of record high corn prices, which affected both the North American and Latin American businesses.

     In North America, sales rose on solidly higher volumes. In Latin America, sales and volumes of continuing businesses were essentially flat compared to first quarter last year. Reported sales were lower, mostly as a result of the conversion of CPC's Mexican corn refining business into a joint venture.

Liquidity and Capital Resources

     The Company's primary sources and uses of funds as well as its general financial policy are discussed on pages 24-28 of the 1995 Annual Report to Stockholders which were incorporated by reference in Form 10-K for the year ended December 31, 1995.

     The Company's capital expenditures are expected to be approximately $440 million in 1996.

- - ----------
Note: The brand names shown above in distinctive type are trademarks of CPC International Inc. and its affiliates.

                            Part II OTHER INFORMATION


Item 1.  Legal Proceedings

     There have been no material developments in the legal proceedings as previously reported in Form 10-K for the year ended December 31, 1995.


Item 4.  Submission of Matters to a Vote of Security Holders

     a)   The Company held its annual meeting of stockholders on April 25, 1996.

     b) Proxies for the meeting were solicited pursuant to Regulation 14 of the Securities Exchange Act of 1934; there were no solicitations in opposition to management's nominees, and all such nominees were elected.

     c) Other than the election of directors, the appointment of auditors, and procedural matters, there were no other items requiring proxy solicitations.


Item 6.  Exhibits and Reports on Form 8-K

     a)   Exhibits pursuant to Item 601 of Regulation S-K.

          Exhibit 11 - Statements re: computation of earnings per common share (Part I data)

          Exhibit 12 - Statement regarding the computation of ratios of earnings to fixed charges.

     b)   Reports on Form 8-K.

          There were two reports filed on Form 8-K during the first quarter of 1996.

                     CPC INTERNATIONAL INC. AND SUBSIDIARIES


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     CPC INTERNATIONAL, INC.


DATE: May 13, 1996
                                         /S/Konrad Schlatter
                                         ------------------------
                                         Konrad Schlatter
                                         Senior Vice President &
                                         Chief Financial Officer




DATE: May 13, 1996
                                         /S/James W. Ripley
                                         ------------------------
                                         James W. Ripley
                                         Comptroller & Chief
                                         Accounting Officer

                                EXHIBIT INDEX
                                -------------

Exhibit No.                     Description
- - -----------                     -----------


Exhibit 11  -  Statements re: computation of earnings per common share
               (Part I data)

Exhibit 12  -  Statement regarding the computation of ratios of earnings to fixed charges.