Form 10-Q
period 1996-06-30
CPC INTERNATIONAL INC
filed 1996-08-14
CIK 25350

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 -------------
                                    FORM 10-Q
                                 -------------

 Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                        FOR QUARTER ENDED JUNE 30, 1996

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
                                            Yes    X   No
                                                ----      ----
            Indicate the number of shares outstanding of each of the
               registrant's classes of common stock, as of latest
                               practicable date.

                     CLASS                   OUTSTANDING AT JUNE 30, 1996
           Common Stock, $.25 par value           144,802,668 shares

                       PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  CPC INTERNATIONAL INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                     ($ MILLIONS EXCEPT PER SHARE AMOUNTS)


                               Three Months Ended    Six Months Ended
                                     June 30,             June 30,
                               ------------------   ------------------
                                  1996      1995       1996      1995
                               --------  --------   --------  --------

Net sales                      $  2,514  $  2,040   $  4,923  $  3,995
Cost of sales                     1,542     1,223      3,001     2,396
                               --------  --------   --------  --------
Gross profit                        972       817      1,922     1,599

Operating expenses                  678       544      1,379     1,108
                               --------  --------   --------  --------

Operating income                    294       273        543       491
                               --------  --------   --------  --------

Financing costs                      42        31         86        57
                               --------  --------   --------  --------

Income before income taxes          252       242        457       434
Provision for income taxes           93        93        169       167
                               --------  --------   --------  --------
                                    159       149        288       267
Minority stockholders' interest       5         7         12        14
                               --------  --------   --------  --------

   Net income                   $   154   $   142    $   276   $   253
                               ========  ========   ========  ========


Average common shares
 outstanding                    145,209   146,163    145,416   146,324

Earnings per common
 share based on net income
 reduced by "ESOP" preferred
 stock dividends net of taxes     $1.04     $ .96      $1.86     $1.69

Cash dividends declared
 per common share                 $ .38     $ .36      $ .76     $ .72





 ___________
 See notes to financial statements.

                    CFC INTERNATIONAL INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                  ($ MILLIONS)

                                        June 30, 1996  Dec. 31, 1995
                                        -------------  -------------
                                         (unaudited)
ASSETS
- ------
Current assets
  Cash and cash equivalents                   $   189        $   203
  Notes and accounts receivable, net            1,367          1,293
  Inventories                                   1,069          1,011
  Prepaid expenses                                111             70
                                              -------        -------
      Total current assets                      2,736          2,577
                                              -------        -------
Investments in and advances to
  unconsolidated affiliates                       143             93
                                              -------        -------

Plant and properties                            5,586          5,408
Less accumulated depreciation                   2,615          2,510
                                              -------        -------
                                                2,971          2,898
                                              -------        -------
Excess cost over net assets of
 businesses acquired and other
 intangible assets (net of accumulated
 amortization of $229 and $214)                 1,686          1,780
                                              -------        -------
Other assets                                      194            154
                                              -------        -------
                                              $ 7,730        $ 7,502
                                              =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current liabilities
 Notes and drafts payable                     $ 1,557        $ 1,399
 Accounts payable and accrued items             1,608          1,607
 Income taxes payable                              55              5
 Dividends payable                                 55             55
                                              -------        -------
     Total current liabilities                  3,275          3,066
                                              -------        -------
Non-current liabilities                           828            907
                                              -------        -------
Long-term debt                                  1,406          1,333
                                              -------        -------
Deferred taxes on income                           64             45
                                              -------        -------
Minority interest                                 164            164
                                              -------        -------

Stockholders' equity
 Preferred stock, authorized 25,000,000
  shares  $1 par value                             --             --
  Designations: Series A ESOP convertible
  3,000,000 shares designated - 2,110,484
  shares issued at stated value (1995:
  2,133,741 shares)                               188            190
  Series A Junior Participating 600,000
  shares designated - none issued                  --             --
 Common stock authorized 900,000,000
  shares $.25 par value - issued 195,271,444
  shares                                           49             49
 Capital in excess of par value of stock          181            167
 Unearned ESOP compensation                      (120)          (128)
 Cumulative translation adjustment               (248)          (163)
 Common stock in treasury at cost -
  50,468,776 shares (1995: 49,665,627 shares)  (1,407)        (1,317)
 Retained earnings                              3,350          3,189
                                              -------        -------
  Total stockholders' equity                    1,993          1,987
                                              -------        -------
                                              $ 7,730        $ 7,502
                                              =======        =======

- -------

See notes to financial statements.

                    CPC INTERNATIONAL INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                  ($ MILLIONS)


                                                    Six Months Ended
                                                        June 30,
                                                  -------------------
                                                   1996        1995
                                                  -------     -------
Cash flows from (used for) operating activities
- -----------------------------------------------
Net income                                        $   276     $   253
Non-cash charges (credits) to net income:
 Depreciation and amortization                        185         154
 Deferred taxes                                         3           6
 Other, net                                            (9)          6
Changes in trade working capital:
 Notes and accounts receivable                       (135)       (131)
 Inventories                                          (99)        (91)
 Accounts payable and accrued items                    31          59
                                                  -------     -------

Net cash flows from operating activities              252         256
                                                  -------     -------

Cash flows from (used for) investing activities
- -----------------------------------------------

Capital expenditures paid                            (252)       (174)
Disposal of plants and properties                       8           5
Investment in and advances to joint ventures          (40)        (13)
Businesses acquired                                   (11)        (81)
                                                  -------     -------
Net cash flows used for investing activities         (295)       (263)
                                                  -------     -------

Net cash flows after investments                      (43)         (7)
                                                  -------     -------


Cash flows from (used for) financing activities
- -----------------------------------------------

Purchase of treasury stock                           (111)        (56)
Repayment of long-term debt                          (132)        (20)
New long-term debt                                    325          35
Net change in short-term debt                          57         126
Dividends paid on common stock                       (110)       (105)
Dividends paid on preferred stock                      (8)         (8)
Common stock issued                                    21           7
Other liabilities (assets)                            (11)         12
                                                  -------     -------

Net cash flows (used for) financing activities         31          (9)
                                                  -------     -------
Effects of exchange rate changes on cash               (2)          1
                                                  -------     -------
Increase (decrease) in cash and cash equivalents      (14)        (15)
                                                  -------     -------
Cash and cash equivalents, beginning of year          203         125
                                                  -------     -------

Cash and cash equivalents, end of period          $   189     $   110
                                                  =======     =======



_______
See notes to the financial statements.

                    CPC INTERNATIONAL INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CHANGES IN
                              STOCKHOLDERS' EQUITY
                                  (UNAUDITED)
                                  ($ MILLIONS)

                          Preferred
                            Stock          Capital in   Unearned   Cumulative
                          Series A  Common  Excess of     ESOP     Translation  Treasury  Retained
                            ESOP     Stock  Par Value Compensation  Adjustment    Stock   Earnings
                          --------  ------  --------- ------------ -----------  --------  --------

Balance, December 31, 1995    $190     $49       $167        $(128)      $(163)  $(1,317)   $3,189

Net income for the period                                                                      276

ESOP compensation earned                                         8

ESOP shares redeemed            (2)

Common stock dividends                                                                        (110)

Series A ESOP preferred
 stock dividends,
 net of taxes                                                                                   (5)

Translation adjustment for
 the period                                                                (85)

Shares issued for:
 Stock options,
 deferred compensation and
 restricted stock awards                           14                                 21

Treasury stock acquired                                                             (111)

                           -----------------------------------------------------------------------
Balance, June 30, 1996        $188     $49       $181        $(120)      $(248)  $(1,407)   $3,350
                           =======================================================================


_______
See notes to financial statements.

                    CPC INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  INTERIM FINANCIAL STATEMENTS

     The unaudited consolidated interim financial statements included herein were prepared by management and reflect all adjustments (consisting solely of normal recurring items) which are, in the opinion of management, necessary to present a fair statement of results of operations for the interim periods ended June 30, 1996 and 1995 and the financial position as of June 30, 1996 and December 31, 1995.

     References to "the Company" are to CPC International Inc. and its consolidated subsidiaries. These statements should be read in conjunction with the consolidated financial statements and the related footnotes to these statements contained in the Company's Annual Report to Stockholders which notes were incorporated by reference in Form 10-K for the fiscal year ended December 31, 1995.

2.  ACQUISITIONS

     There were no material acquisitions made in the second quarter of 1996.

3.  INVENTORIES

     Inventories are summarized as follow:

                                        June 30, 1996  Dec. 31, 1995
                                        -------------  -------------

     Finished and goods in process             $  664         $  602
     Raw materials                                241            248
     Supplies                                     164            161
                                               ------         ------
                                               $1,069         $1,011
                                               ======         ======



4.   LONG-TERM DEBT

     A summary of long-term debt is as follows:

                                           June 30, 1996  Dec. 31, 1995
                                           -------------  -------------
     7.71% ESOP guaranteed notes due
       December 2004                             $ 154        $ 161
     5.625% -- 6.75% pollution control
       revenue bonds due 2007-2016                  15           15
     6.15% notes due 2006                          300           --
     Medium term notes at various rates
       due 1997-2005                               125          150
     8.5% sinking fund debentures due
       April 2016                                    -          100
     5% Swiss franc debentures                     168          174
     6.75% German mark debentures                  135          141
     Commercial paper supported by revolving
       credit agreements                           400          500
     Other secured and unsecured notes
       and loans at various rates and
       due dates                                   201          201
                                                 -----       ------
                                                 1,498        1,442
                                                 -----       ------
     Less current maturities                        92          109
                                                 -----       ------
                                                $1,406       $1,333
                                                 =====       ======

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


5. CONSOLIDATED STATEMENTS OF CASH FLOWS

   Supplementary information for the consolidated statements of cash flows is set forth below:

                                                  Six Months Ended
                                                      June 30,
                                                -------------------

                                                 1996       1995
                                                -------    -------
   Cash paid during the period for:
     Interest                                   $    96     $    64
     Income taxes                                   119         148

   Details of businesses acquired
     were as follows:
       Fair value of assets acquired            $    11     $    90
       Less: Liabilities assumed                      -           9
                                                -------     -------
       Net cash paid                            $    11     $    81
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

   FOREIGN EXCHANGE CONTRACTS - The Company's policy is to hedge its exposure to foreign currency cash flows resulting from planned dividends, fees and royalties, intercompany loans, and other similar transactions. The Company also hedges certain net investments in foreign operations with foreign exchange contracts or with borrowings denominated in the particular foreign currency.
As a matter of policy, the Company does not speculate on foreign currencies. Gains and losses, both realized and unrealized, on financial instruments that hedge operating activities and related cash flows, flow through income in the same period as the items being hedged. Gains and losses, both realized and unrealized, on financial instruments that hedge the Company's investments in foreign operations are recognized as part of the cumulative translation adjustment in stockholders' equity.

    At June 30, 1996, the Company had forward exchange contracts to deliver $357 million of foreign currencies comprising $28 million in German marks, $93 million in British pounds, $42 million in Italian lira, $60 million in Dutch guilders, $89 million in French francs, and $45 million in various other currencies. The Company also had, at June 30, 1996, contracts to purchase $51 million worth of foreign currencies comprising $12 million Austrian schillings and $37 million French francs and $2 million in German marks.

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

    At June 30, 1996, the Company had a $25 million notional amount interest rate swap agreement outstanding. A portion of the Company's variable interest rate debt position was hedged with this swap agreement which had a weighted average receive rate of 5.47% and a weighted average pay rate of 5.50%.

    At December 31, 1995 the Company had $50 million notional amount of interest rate swap agreements outstanding. A portion of the Company's variable interest rate debt position was hedged with a weighted average receive rate of 5.35% and a weighted average pay rate of 5.98%.

    COMMODITIES - The Company's products are manufactured from a number of raw materials, including soybean and other edible oils, peanuts, corn and wheat, all of which are, and are expected to continue to be, in adequate supply. The Company follows a policy of hedging its exposure to commodities fluctuations with commodities future contracts for certain of its key North American raw material purchases. Such raw materials may or may not be hedged at any given time based on management's decisions as to the need to fix the cost of such raw materials. In addition, commodity futures contracts are employed to fix the raw material cost of certain fixed price sales contracts of the corn refining business. Gains and losses arising from such hedging transactions are included with the cost of raw material purchases.


    At June 30, 1996 and December 31, 1995, the Company had commodity futures contracts to purchase primarily corn totaling $86 million and $161 million, respectively. The commodity futures contracts at June 30, 1996, principally call for delivery in the period July to March 31, 1997. Contracts for delivery beyond September 30, 1996, aggregate about $60 million, of which $43 million is due in December, and $17 million in March 1997. At June 30, 1996, the Company had unrealized gains of $12 million on these contracts.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  Second-quarter earnings per common share advanced 8.3% to $1.04, compared to $.96 per share in the second quarter of 1995. Net income for the second quarter also rose 8.3% to $153.9 million, compared to $142 million in the same period last year.

  CPC's worldwide sales increased 23% to $2.51 billion from $2.04 billion in last year's second quarter. The sales increase chiefly reflects added volumes from the acquisition of the Kraft baking business last October. Excluding the baking and other acquisitions, sales rose 6.5% on a 5.1% volume increase. Worldwide operating income rose 7.6% to $294.5 million from $273.7 million. Financing costs in the quarter were significantly higher due to acquisitions.

CONSUMER FOODS

  Commenting on the second-quarter results, C.R. Shoemate, chairman and chief executive officer of CPC, said: "Our results this quarter reflect some highly positive factors, which are helping us overcome the current difficult situation in our corn refining business.

  "Chief among the positives is the powerful performance of CPC Europe, which grew operating income more than 19% on top of a 17% increase in the same period last year. Our North American consumer foods business continues to contribute importantly to our progress. And our baking business remains on track to add $.03 to $.05 per share to our earnings for the full year, as we look forward to the normal seasonal boost and the increasing benefits from synergies.

  "We expect the tight corn inventories and resulting costs to have their heaviest impact on the company's earnings in the third quarter, possibly substantially offsetting the favorable third-quarter results we expect from our consumer foods businesses. However, assuming a reasonable 1996 corn harvest, the situation should normalize in the fourth quarter."

SIX-MONTH EARNINGS PER SHARE UP 10.1%

  For the first half of the year, CPC's earnings per share rose 10.1% to $1.86 compared to $1.69 per share for the same period in 1995. Net income advanced 9.2% to $276.3 million from $253.1 million for the first six months of last year. Operating income rose 10.6% to $543 million compared to $491.2 million last year.

SECOND-QUARTER WORLDWIDE CONSUMER FOODS SALES ADVANCE 9%

  CPC's worldwide sales of consumer foods (which now exclude the separately-shown baking business results) rose 9% to $1.78 billion from $1.63 billion for the same period last year. For the six-month period, sales of consumer foods rose 9.4%. Volume gains from existing businesses chiefly fueled the increases, and acquisitions also contributed importantly.

  Second-quarter operating income from consumer foods was 13% higher compared to second quarter last year, and for the six months, operating income grew 15%.

  Best Foods, CPC's North American consumer foods division, reported sales growth of 2.6% for the quarter on 2.8% volume growth. Operating income was up 4.6%, even while the division invested heavily in the launch of HELLMANN'S and BEST FOODS pourable dressings in the eastern and western U.S. The gains reflected the higher volumes and benefits from restructuring.

  Volumes of corn oil and syrups were substantially higher in the quarter, and KNORR products and pasta also showed volume growth. Volumes of mayonnaise and peanut butter were flat.

  For the first half of the year, Best Foods' sales rose slightly and operating income increased 4.6%.

  CPC Europe posted a second-quarter sales gain of 10.8% on strongly growing volumes. About half of the volume gains came from acquisitions - the POT NOODLE hot snacks business in the U.K. and LESIEUR dressings in France - and the other half came from existing businesses. Volumes of dressings leapt, fueled by the LESIEUR acquisition, the launch of Hellmann's mayonnaise in Germany, and strong growth in Eastern Europe.

  Second-quarter operating income in Europe advanced strongly, especially taking into account a similar gain in the previous year's comparable quarter. The 20% increase reflected equally volume growth, including acquisitions, and important benefits from CPC Europe's 1994 and 1995 restructuring and plant rationalization programs.

  For the six months, European sales were up 15%, and operating income advanced 27%.

  CPC's Latin American consumer foods business posted a second-quarter sales increase of 8.7%. A 12% volume gain came primarily from Brazil, where economic stability has increased purchasing power and the consumer base for CPC's products. Regional volumes of soup, bouillons, corn starch, and mayonnaise all increased robustly. Second-quarter operating income for Latin American consumer foods was 15% higher, after an excellent second quarter last year, when earnings more than doubled.

  Six-month results showed flat Latin American sales and an operating income advance of 7.8%, after an earnings gain of 63% in the first half of 1995.

  Second-quarter sales of CPC's consumer foods business in Asia grew strongly on an 11.9% volume gain. Operating income was 8.2% higher, as the division continued to invest aggressively in organization and infrastructure. For the six-month period, sales operating income advanced 29% and 5.9%, respectively.

CPC BAKING DIVISION POSTS SALES OF $384.6 MILLION

  CPC's recently-established baking division posted sales of $384.6 million and operating income was $17.2 million.

  Volumes of sliced bread increased well, driven by extensions of the Master's Best bread line, strong sales in the Freihofer's business, and line extensions and new markets for the Thomas' business. Performance in the Entenmann's business was weak in the Midwest; however, the doughnut segment of this business is growing vigorously. While there has been some impact from higher wheat costs, it is being mitigated through pricing actions and cost reductions.

  Six-month results for the baking division show sales of $784.5 million and operating income of $36.8 million.

CORN REFINING BUSINESS HURT BY COMMODITY COSTS

  CPC's corn refining business recorded a second-quarter sales gain of 13% on a 5.5% volume gain. Operating income, however, was 44% lower than in the second quarter last year, due to the extremely high corn costs in the North American marketplace. These costs include unusual premium charges by suppliers for the timely release of the corn to buyers.

  For the first half of 1996, sales from corn refining were 7.2% higher, and operating income was down 36%.

HFCS SETTLEMENT

  As announced in June, the company agreed to settle for $7 million a federal class action suit brought against CPC on behalf of purchasers for high fructose corn syrup and took this charge in the second quarter. The company elected to settle these claims solely in order to foreclose the extensive legal costs and inherent risks of defending complex multi-party litigation such as this.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's primary sources and uses of funds as well as its general financial policy are discussed on pages 24-27 of the 1995 Annual Report to Stockholders which were incorporated by reference in Form 10-K for the year ended December 31, 1995.

  The Company's capital expenditures are expected to be approximately $480 million in 1996.





____________
Note: The brand names shown above in distinctive type are trademarks of CPC International Inc. and its affiliates.

                           PART II OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS

 There have been no material developments in the legal proceedings as previously reported in Form 10-K for the year ended December 31,1995.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K



   a) Exhibits pursuant to Item 601 of Regulation S-K.

      Exhibit 10 - Severance agreements for those five most highly compensated executive officers who have such contracts, a complete copy of which is attached as Exhibit 10, include Messrs. C. R.Shoemate, A. Labergere, C. B. Storms, and
      K. Schlatter. All of these agreements were dated in the first half of 1996.

      Exhibit 11 - Statements re: computation of earnings per common share (Part I data)

      Exhibit 12 - Statement regarding the computation of ratios of earnings to fixed charges.

   b) Reports on Form 8-K.

      There were no reports filed on Form 8-K during the second quarter of 1996.

                    CPC INTERNATIONAL INC. AND SUBSIDIARIES





                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      CPC INTERNATIONAL, INC.


DATE:  August 8, 1996


                                      Konrad Schlatter
                                      -------------------------
                                      Konrad Schlatter
                                      Senior Vice President &
                                      Chief Financial Officer





DATE:  August 8, 1996

                                      James W. Ripley
                                      -------------------------
                                      James W. Ripley
                                      Comptroller & Chief
                                      Accounting Officer

                                EXHIBIT INDEX



EXHIBIT NO.                                           DESCRIPTION

   10                              SEVERANCE AGREEMENTS

   11                              COMPUTATION OF EARNINGS PER COMMON SHARE

   12                              COMPUTATION OF RATIOS OF EARNINGS TO FIXED
                                   CHARGES

   27                              FINANCIAL DATA SCHEDULE