Form 10-Q
period 1996-09-30
CPC INTERNATIONAL INC
filed 1996-11-14
CIK 25350

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                  FORM 10-Q

         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                         COMMISSION FILE NUMBER 1-4199


                             CPC INTERNATIONAL INC.
             (Exact name of Registrant as specified in its charter)

                                    DELAWARE
         (State or other jurisdiction of incorporation or organization)

                                   36-2385545
                    (I.R.S. Employer Identification Number)




  INTERNATIONAL PLAZA, P.O. BOX 8000
        ENGLEWOOD CLIFFS, N.J.                            07632-9976
(Address of principal executive offices)                  (Zip Code)


                                 (201) 894-4000
              (Registrant's telephone number, including area code)

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

             CLASS                          OUTSTANDING AT SEPTEMBER 30, 1996
Common Stock, $.25 par value                         143,766,415 shares

                          PART I FINANCIAL INFORMATION

ITEM 1.   Financial Statements

                    CPC INTERNATIONAL INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

       ($ Millions except per share amounts)                  Three Months Ended                 Nine Months Ended
                                                                September 30,                      September 30,
                                                            -------------------------          -------------------------
                                                              1996             1995              1996             1995
                                                            --------         --------          --------         --------
Net sales                                                   $  2,392         $  2,046          $  7,315         $  6,041
Cost of sales                                                  1,473            1,244             4,473            3,639
                                                            --------         --------          --------         --------
Gross profit                                                     919              802             2,842            2,402

Operating expenses                                               629              530             2,009            1,638
Restructuring and other charges, net                             ---                3               ---                3
                                                            --------         --------          --------         --------
Operating income                                                 290              269               833              761
                                                            --------         --------          --------         --------
Financing costs                                                   45               27               131               85
                                                            --------         --------          --------         --------
Income before income taxes                                       245              242               702              676
Provision for income taxes                                        91               93               260              260
                                                            --------         --------          --------         --------
                                                                 154              149               442              416
Minority stockholders' interest                                    6                7                18               21
                                                            --------         --------          --------         --------
    Net income                                              $    148         $    142          $    424         $    395
                                                            ========         ========          ========         ========

Average common shares outstanding                            144,257          145,882           145,027          146,175

Earnings per common share based on
    net income reduced by "ESOP"
    preferred stock dividends, net of taxes                 $   1.00         $    .95          $   2.86         $   2.64

Cash dividends declared per common
    share                                                   $    .41         $    .38          $   1.17         $   1.10





_________________
See notes to financial statements.

                    CPC INTERNATIONAL INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                      (UNAUDITED)
($ Millions)                                                           Sept. 30,       Dec. 31,
                                                                         1996            1995
                                                                        -------        -------
ASSETS
Current assets
    Cash and cash equivalents                                           $   185        $   203
    Notes and accounts receivable, net                                    1,359          1,293
    Inventories                                                           1,110          1,011
    Prepaid expenses                                                        108             70
                                                                        -------        -------
         Total current assets                                             2,762          2,577
                                                                        -------        -------
Investments in unconsolidated affiliates                                    140             93
                                                                        -------        -------
Plant and properties                                                      5,609          5,408
Less accumulated depreciation                                             2,624          2,510
                                                                        -------        -------
                                                                          2,985          2,898
                                                                        -------        -------
Excess cost over net assets of businesses acquired and
    other intangible assets (net of accumulated
    amortization of $238 and $214)                                        1,683          1,780
                                                                        -------        -------
Other assets                                                                205            154
                                                                        -------        -------
                                                                        $ 7,775        $ 7,502
                                                                        =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Notes and drafts payable                                            $ 1,528        $ 1,399
    Accounts payable and accrued items                                    1,590          1,607
    Income taxes payable                                                     71              5
    Dividends payable                                                        59             55
                                                                        -------        -------
         Total current liabilities                                        3,248          3,066
                                                                        -------        -------
Non-current liabilities                                                     838            907
                                                                        -------        -------
Long-term debt                                                            1,427          1,333
                                                                        -------        -------
Deferred taxes on income                                                     86             45
                                                                        -------        -------
Minority interest                                                           165            164
                                                                        -------        -------
Stockholders' equity
    Preferred stock, authorized 25,000,000 shares $1 par value              ---            ---
    Designations:    Series A ESOP convertible 3,000,000 shares
         designated 2,100,209 shares issued at stated value
         (1995: 2,133,741 shares)                                           187            190
    Series A Junior Participating 600,000 shares designated -
         none issued                                                        ---            ---
    Common stock authorized 900,000,000 shares $.25 par value -
         issued 195,271,444 shares                                           49             49
    Capital in excess of par value of stock                                 183            167
    Unearned ESOP compensation                                             (121)          (128)
    Cumulative translation adjustment                                      (246)          (163)
    Common stock in treasury at cost - 51,505,029 shares (1995:
         49,665,627 shares)                                              (1,480)        (1,317)
    Retained earnings                                                     3,439          3,189
                                                                        -------        -------
         Total stockholders' equity                                       2,011          1,987
                                                                        -------        -------
                                                                        $ 7,775        $ 7,502
                                                                        =======        =======

____________
See notes to financial statements.

                    CPC INTERNATIONAL INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                      Nine Months Ended
($ Millions)                                                                            September 30,
                                                                                 ----------------------------
                                                                                 1996                    1995
                                                                                 -----                  -----
Cash flows from (used for) operating activities
Net income                                                                       $ 424                  $ 395
Non-cash charges (credits) to net income
    Restructuring charge and unusual items, net                                    ---                      3
    Depreciation and amortization                                                  269                    237
    Deferred taxes                                                                  12                     (5)
    Other, net                                                                      13                      4
Changes in trade working capital:
    Notes and accounts receivable                                                 (136)                   (23)
    Inventories                                                                   (131)                   (94)
    Accounts payable and accrued items                                              33                     82
                                                                                 -----                  -----
Net cash flows from operating activities                                           484                    599
                                                                                 -----                  -----
Cash flows from (used for) investing activities
Capital expenditures paid                                                         (380)                  (285)
Disposal of plants and properties                                                    7                      5
Proceeds from businesses sold                                                      ---                    105
Investment in and advances to joint ventures                                       (40)                   (13)
Businesses acquired                                                                (11)                   (81)
                                                                                 -----                  -----
Net cash flows used for investing activities                                      (424)                  (269)
                                                                                 -----                  -----
Net cash flows after investments                                                    60                    330
                                                                                 -----                  -----
Cash flows from (used for) financing activities
Purchase of treasury stock                                                        (186)                   (76)
Repayment of long-term debt                                                       (167)                   (26)
New long-term debt                                                                 330                    109
Net change in short-term debt                                                      101                   (143)
Dividends paid on common stock                                                    (166)                  (158)
Dividends paid on preferred stock                                                   (8)                    (8)
Common stock issued                                                                 23                      8
Other liabilities (assets)                                                          (2)                    20
                                                                                 -----                  -----
Net cash flows used for financing activities                                       (75)                  (274)
                                                                                 -----                  -----
    Effects of exchange rates on cash                                               (3)                     2
                                                                                 -----                  -----
    Increase (decrease) in cash and cash equivalents                               (18)                    58
                                                                                 -----                  -----
    Cash and cash equivalents, beginning of year                                   203                    125
                                                                                 -----                  -----
Cash and cash equivalents, end of period                                         $ 185                  $ 183
                                                                                 =====                  =====


_______________
See notes to financial statements.

                   CPC  INTERNATIONAL INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

 ($ Millions)                      Preferred
                                     Stock                Capital in       Unearned       Cumulative
                                   Series A     Common    Excess of          ESOP         Translation     Treasury     Retained
                                     ESOP        Stock    Par Value      Compensation     Adjustment        Stock      Earnings
                                   --------------------------------------------------------------------------------------------
 Balance, December 31, 1995          $190        $49        $167            $(128)          $(163)        $(1,317)      $3,189

 Net income for the period                                                                                                 424

 ESOP compensation earned                                                       7

 ESOP shares redeemed                  (3)

 Dividends:
      Common stock                                                                                                        (169)
      Series A preferred
        stock, net of taxes                                                                                                 (5)

 Translation adjustment
   for the period                                                                             (83)

 Shares issued for:
      Stock options, deferred
        compensation and
        restricted stock awards                               16                                               23

 Treasury stock acquired                                                                                     (186)
                                  --------------------------------------------------------------------------------------------
 Balance, September 30, 1996         $187        $49        $183            $(121)          $(246)        $(1,480)      $3,439
                                  ============================================================================================




________________
See notes to financial statements.

                    CPC INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  INTERIM FINANCIAL STATEMENTS

    The unaudited consolidated interim financial statements included herein were prepared by management and reflect all adjustments (consisting solely of normal recurring items) which are, in the opinion of management, necessary to present a fair statement of results of operations for the interim periods ended September 30, 1996 and 1995 and the financial position as of September 30, 1996 and December 31, 1995.

    References to "the Company" are to CPC International Inc. and its consolidated subsidiaries. These statements should be read in conjunction with the consolidated financial statements and the related footnotes to these statements contained in the Company's Annual Report to Stockholders which were incorporated by reference in Form 10-K for the fiscal year ended December 31, 1995.

2.  ACQUISITIONS

    There were no material acquisitions made in the third quarter of 1996.

3.  INVENTORIES

    Inventories are summarized as follow:


                                                     Sept. 30, 1996            Dec. 31, 1995
                                                     --------------            -------------
Finished and goods in process                            $  675                   $   602
Raw materials                                               260                       248
Supplies                                                    175                       161
                                                        -------                   -------
                                                         $1,110                    $1,011
                                                        =======                   =======

4.  LONG-TERM DEBT

          A summary of long-term debt is as follows:

                                                                       Sept. 30, 1996            Dec. 31, 1995
                                                                       --------------            -------------
          7.71% ESOP guaranteed notes due
                 December 2004                                             $  154                    $  161
          5.625% -- 6.75% pollution control revenue bonds
                  due 2007-2016                                                15                        15

          6.15% notes due 2006                                                300                        --
          Medium term notes at various rates due
                   1997-2005                                                  100                       150
          8.5% sinking fund debentures due April 2016                         ---                       100
          5% Swiss franc debentures                                           160                       174
          6.75% German mark debentures                                        132                       141
          Commercial paper supported by revolving
                   credit agreements                                          400                       500
          Other secured and unsecured notes and loans
                   at various rates and due dates                             218                       201
                                                                           ------                    ------
                                                                            1,479                     1,442
                                                                           ------                    ------
          Less current maturities                                              52                       109
                                                                           ------                    ------
                                                                           $1,427                    $1,333
                                                                           ======                    ======

In December 1995, the Company filed a shelf registration with the Securities and Exchange Commission for borrowings up to $700 million. Under this filing, the Company issued, in January 1996, $300 million of 6.15% notes maturing in 2006 and in October 1996, $100 million of 6.875% noted maturing in 2003. On April 15, 1996, the Company redeemed the 8.5% sinking fund debentures, due April 2016.

5.  CONSOLIDATED STATEMENTS OF CASH FLOWS

    Supplementary information for the consolidated statements of cash flows is set forth below:

                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                             ---------------------------------
                                                                              1996                       1995
                                                                             ------                     ------
      Cash paid during the period for:
          Interest                                                            $ 138                     $  87
          Income taxes                                                          194                       258


      Details of businesses acquired were as follows:
          Fair value of assets acquired                                          11                        90
          Less:  Liabilities assumed                                             --                         9
                                                                              -----                     -----
          Net cash paid                                                       $  11                     $  81
                                                                              =====                     =====

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

    At September 30, 1996, the Company had forward exchange contracts to deliver $258 million of foreign currencies comprising $24 million in German marks, $25 million in Swiss francs, $43 million in Italian lira, $59 million in Dutch guilders, $88 million in French francs, and $19 million in various other currencies. The Company also had, at September 30, 1996, contracts to purchase $66 million worth of foreign currencies comprising $12 million Austrian schillings and $37 million French francs, $2 million in German marks, $11 million in Norwegian kroner, and $4 million in Swedish krona.

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

    At September 30, 1996, the Company did not have any interest rate swap agreements outstanding. At December 31, 1995 the Company had $50 million notional amount of interest rate swap agreements outstanding. A portion of the Company's variable interest rate debt position was hedged with a weighted average receive rate of 5.35% and a weighted average pay rate of 5.98%.

    COMMODITIES -The Company's products are manufactured from a number of raw materials, including soybean and other edible oils, peanuts, corn and wheat, all of which are, and are expected to continue to be, in adequate supply. The Company follows a policy of hedging its exposure to commodities fluctuations with commodities futures and option contracts for certain of its key raw material purchases. Such raw materials may or may not be hedged at any given time based on management's judgment as to the need to fix the cost of such raw materials to protect the Company's profitability.

    Realized gains and losses arising from such hedging transactions are considered an integral part of the cost of those commodities and are included in the cost when purchased.

    At September 30, 1996, the Company had open commodity futures contracts as well as options primarily to cover its corn requirements for its firm priced business for the remainder of 1996 as well as for the 1997 firm priced business under negotiation. In addition, minor wheat futures contracts for the baking business were outstanding at September 30, 1996.

    The Company's position in corn futures totaled $319 million and $161 million at September 30, 1996 and December 31, 1995, respectively. Contracts open for delivery beyond December 31, 1996 amounted to $239 million, of which $90 million is due in March 1997, $79 million is due in May 1997, and $70 million in July 1997. At September 30, 1996, the price of corn under these contracts was $21.9 million in excess of market quotations of the same date.

In addition, at September 30, 1996, the Company had a long position in option contracts to purchase corn. The position included call option contracts for 74 million bushels and put option contracts for 59 million bushels. At September 30, 1996, if these positions had been liquidated, the Company would have recorded net unrealized losses of $5.9 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Third-quarter earnings per common share advanced 4.2% to $1.00, compared to $.96 per share in the third quarter of 1995. Net income of $148.2 million was 2.7% higher, compared to the $144.2 million earned during the third quarter of last year. All comparisons with last year's third-quarter and nine-month results exclude the effect of a net restructuring charge in 1995 of $.01 per share.

    Earnings per share for the first nine months of the year rose 7.9% to $2.86 from $2.65 for the same period in 1995, and net income rose 6.8% to $424.4 million from $397.3 million for the same period in 1995.

    Third-quarter and nine-month results for 1996 reflect the benefits of a lower effective tax rate and fewer shares outstanding, partially offset by the impact of higher financing costs related to acquisitions and repurchase of shares.

    Driven by a 19% worldwide volume gain, to which last year's baking acquisition contributed substantially, CPC's worldwide sales for the third quarter rose 17% to $2.392 billion from $2.046 billion in the same period of 1995. Operating income rose 6.5% to $290.5 million from the $272.6 million earned during the same period in 1995.

    For the nine-month period, worldwide sales and volumes each advanced 21%, and operating income was up 9.1%.

    Commenting on the results, C.R. Shoemate, chairman of CPC International, said, "Again this quarter, strong performance in consumer foods - by far the largest segment of our business - is the determining factor in our overall results. These results included important earnings growth from Best Foods, CPC Europe, and CPC Latin America, reflecting strong volume increases in all three businesses. This cushioned the negative impact of extraordinarily high corn costs on our corn refining earnings and once again demonstrated the benefits of our geographic and segment balance.

    "In corn refining, this quarter's volume growth of 13% is strong evidence of the fundamental health of this business, which we believe will again provide good earnings growth when this extraordinary agricultural commodity situation is behind us. We are projecting better, though still not positive, corn refining earnings comparisons in the fourth quarter of 1996, based on expected volume and corn cost improvements.

    We're also pleased to report that the baking acquisition continues on track to add at least $.03 per share to 1996 earnings."

CONSUMER FOODS

    CPC's consumer foods business third-quarter sales rose to $1.644 billion, while operating income from consumer foods advanced to $244.1 million. The small sales gain reflected the significant impact of a stronger dollar on European sales. Operating income rose 19%, benefiting from volume gains and cost improvements coming from the Company's restructuring programs.

    For the nine-month period, sales from consumer foods rose 6.5%, and operating income was 16% higher.

         Best Foods, CPC's North American consumer foods business, posted a 6.2% sales gain for the quarter, and operating income grew a robust 9%, even as the division continued to invest heavily in the launch of Hellmann's and Best Foods pourable salad dressings. Nearly all of Best Foods' core products - Hellmann's mayonnaise and dressings, Mazola oil, Skippy peanut butter, Karo syrups and Knorr products - reported volume improvements, driven by aggressive marketing spending.

    For the nine months, Best Foods' sales and operating income were 2.4% and 6.1% higher, respectively.

    In Europe, where unfavorable exchange rates had a significant negative impact, CPC reported slightly lower third-quarter sales. Sales in local currencies, however, were up 5.2%. Volumes increased 4%, about half from existing businesses and half from the acquired Pot Noodle hot snacks business in the United Kingdom. Operating income jumped 20%, as the benefits of restructuring continue to flow in.

    CPC Europe posted nine-month gains of 9% and 24%, respectively, in sales and operating income.

    In Latin America, CPC's consumer foods business continued to grow robustly. Sales advanced 10.2%, and operating income leapt 38% for the quarter. For the nine-month period, Latin American sales grew 3% and operating income rose 18%.

    CPC's Asian consumer foods business reported a volume gain of 7%, with sales below last year, when an additional six months of sales from a joint venture previously not consolidated were added to the third quarter of 1995. Operating income was flat, as the division continued to invest aggressively in marketing and infrastructure. Nine-month results for Asia showed sales and volume gains of 10.5% and 12%, respectively, while operating income advanced 3.9%.

BAKING BUSINESS

CPC's Baking Division, established in the fourth quarter of 1995 with the acquisition of the Entenmann's business, posted third-quarter sales of $389.4 million and operating income of $24.9 million.

    Volumes of Thomas' products grew strongly, as they were extended into new geographic markets. Overall bread volumes grew substantially during the quarter, led by Freihofer's products and the Orweat Master's Best line of premium bread. Total volumes of Entenmann's products declined, as the brand continues to experience difficulties in its reduced fat and fat free lines. However, volumes of regular Entenmann's products increased. Sparking growth in this largest segment of the Entenmann's business were Entenmann's Multi-Grain cereal bars, introduced during the quarter in the Northeast markets. The bars have been well received and volumes are strong in this introductory period. Several other new products also contributed to the volume growth.

CORN REFINING

    CPC's Corn Refining Business achieved sales and volume increases of 14% and 13%, respectively, reflecting strong operational performance in both North and Latin America. As projected by the company, operating income in the third quarter was sharply down. The 66% decline resulted from the extraordinarily high costs of corn.

    Nine-month results for corn refining show a 9.5% sales gain on volumes that grew 6.9%. Operating income for the period was down 48% due to the high corn costs.

    At the Food and Tobacco Conference hosted by Smith Barney on November 6, 1996, C.R. Shoemate, chairman and chief executive officer of CPC International, said that the Company's expected earnings gains for 1996, based on strong performance in its consumer foods operations, will be slowed by the impact of corn costs in the fourth quarter of 1996.

    "We've had a very tough year in our corn refining business, due to extraordinarily high - and extraordinarily unpredictable - corn costs. Even though corn refining is only about 15% of CPC's overall business, it is having an important effect on CPC's results," Mr. Shoemate said. "Corn costs have now come down dramatically, and our fourth-quarter corn refining profits are significantly better than they were in the third quarter. Unfortunately, though, the timing and rate of the fall in corn costs defied predictability.
In the course of planning for any eventuality in the chaotic corn market, we took prudent positions to limit our risk from high prices. The sudden decline in the corn market, while welcome for the longer term, makes those positions costly in the fourth quarter, with a probable effect of five cents per share compared to our thinking when we issued our third-quarter earnings release just three weeks ago."

    The Company has continued and will continue to follow its policy of fixing future corn costs, through corn futures and option contracts, as management deems appropriate to protect profitability relative to raw material costs; however, the unpredictability of corn prices may continue to have an impact on the corn refining business in 1997.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary sources and uses of funds as well as its general financial policy are discussed on pages 24-27 of the 1995 Annual Report to Stockholders which were incorporated by reference in Form 10-K for the year ended December 31, 1995.

    The Company's capital expenditures are expected to be approximately $480 million in 1996.





___________________
Note: The brand names shown above in distinctive type are trademarks of CPC International Inc. and its affiliates.

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

    b)   Reports on Form 8-K.

         There were no reports filed on Form 8-K during the third quarter of 1996.

                    CPC INTERNATIONAL INC. AND SUBSIDIARIES




                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CPC INTERNATIONAL, INC.






DATE: November 11, 1996

                                       /S/  Konrad Schlatter
                                       -----------------------------------
                                       (Konrad Schlatter)
                                       Senior Vice President &
                                       Chief Financial Officer


DATE:  November 11, 1996
                                       /S/ James W. Ripley
                                       -----------------------------------
                                       (James W. Ripley)
                                       Comptroller & Chief Accounting
                                       Officer