Form 10-K405
period 1996-12-31
CPC INTERNATIONAL INC
filed 1997-03-24
CIK 25350

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                     1934

   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996 COMMISSION FILE NUMBER 1-4199

                             CPC INTERNATIONAL INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                    36-2385545
(State or other jurisdiction of          (I.R.S. employer identification number)
incorporation or organization)

  INTERNATIONAL PLAZA, P.O. BOX 8000
    ENGLEWOOD CLIFFS, NEW JERSEY                       07632-9976
(Address of principal executive office)                (Zip Code)

(Registrant's telephone number, including area code)         201-894-4000

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

     Title of each class           Name of each exchange where registered
    ---------------------         ----------------------------------------
     Common Stock par value        New York, Chicago, Pacific, Basle, Frankfurt,
     $.25 per share                Geneva, London, Paris, Zurich

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                          Yes     X       No
                               -------        -------
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to its Form 10-K [X]

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                      Aggregate market value
                                 Outstanding at       held by non-affiliates at
         Class                  January 31, 1997          January 31, 1997
         -----                  ----------------      -------------------------
Common stock, par value $.25       143,562,026             $11,036,330,749


                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of registrant's Annual Report to Stockholders for the year ended December 31, 1996 are incorporated into Part I and Part II hereof.

2. Portions of the registrant's Proxy Statement dated March 13, 1997 are incorporated into Part III hereof.

                                     PART I

ITEM 1. BUSINESS.

         CPC International Inc. and its consolidated subsidiaries (the "Company") is a worldwide group of businesses, principally engaged in three major industry segments: consumer foods, baking and corn refining (see second paragraph under Item 7 regarding the spin-off of the corn refining business). The development of the Company's business since the beginning of 1996 and financial information on business segments and geographical divisions are described in the 1996 Annual Report to Stockholders (the "Annual Report"), the following portions of which are incorporated herein by reference:

         -        Business Review on pages 6 and 7.

         -        Text on pages 8 through 13 under the heading "Consumer Foods".

         -        Text on pages 14 through 17 under the heading "Baking
                  Business".

         -        Text on pages 18 through 21 under the heading "Corn Refining".

         - Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 24 through 27.

         - Financial Statements and Notes to Consolidated Financial Statements on pages 29 through 45.

         The Company employs approximately 55,300 people of whom approximately 35,200 are located outside the United States. Total employee costs amounted to $2.0 billion in 1996 compared with $1.6 billion and $1.4 billion in 1995 and 1994, respectively.

         The Company's products are manufactured from various agricultural raw materials including soybean and other vegetable oils, peanuts, corn and wheat, all of which are expected to continue to be, in adequate supply. As prices of these raw materials depend on a number of unpredictable factors, such as, farm plantings and weather, which cannot always be fully protected through hedging, fluctuations in raw material prices may have an effect on the Company's earnings.

         The Company's products are manufactured and sold primarily by the sales organizations of its various operating units and subsidiaries. Exports represent a small portion of total net sales. Mayonnaise sales accounted for 11.2 percent,
11.5 percent and 11.3 percent of consolidated net sales in 1996, 1995 and 1994, respectively.

          The Company has approximately 2,470 trademarks, some of which are of significant importance to the Company, particularly in the consumer foods and baking businesses. The Company also has over 1,200 patents of various durations, some of which are licensed to affiliates and joint ventures in which the Company or an affiliate participates. No individual patent has a material effect on the earnings of the Company.

         The Company's products, both within the United States and abroad, generally face strong competition, and as a result, the Company engages in extensive marketing, advertising and promotional activities, particularly with respect to its consumer products. The Company also conducts market research to assist in determining consumer preferences. The amount spent on these activities was $936 million in 1996, $833 million in 1995 and $712 million in 1994.

         In addition, the Company conducts product and process research and development activities. Research related to food and food technology is conducted at facilities in Somerset, New Jersey; Bay Shore, New York; Heilbronn, Germany; and Thayngen, Switzerland, and the corn refining research and product support activities are provided from the facilities at Argo, Illinois and Beloit, Wisconsin.

         Research has resulted in the development of new and improved products based on studies in nutrition, food technology, vegetable oils, enzymes, carbohydrates, and carbohydrate-derived products, as well as developments and improvements in process technology. The amount spent for research and development in 1996, 1995, and 1994 was $73 million, $70 million and $58 million, respectively. Approximately 770 full-time professional employees were engaged in such activities during 1996.

         The Company operates in 62 countries, and accordingly, operations are subject to varying degrees of political risk and uncertainty. Loss of earnings from any one country other than the United States and Germany would not have a material adverse effect on the Company as a whole. Also, because of its diversity, the Company is subject to fluctuations in foreign currencies which could affect earnings. As a practical matter it is not feasible to cover these fluctuations with currency hedges. However, the Company does maintain a policy to hedge its exposure to foreign currency cash flows.

ITEM 2. PROPERTIES.

         The Company's headquarters buildings in Englewood Cliffs, New Jersey are held under a lease which, including all renewal terms, expires in May 2019. The Company owns or leases other property appropriate to its business, including distribution centers and warehouses. None of the leases involved are considered to be a material lease.

         The Company has a total of 161 operating plants, of which 42 are in the United States, 7 in Canada, 41 in Europe, 24 in Africa and the Middle East, 29 in Latin America, and 18 in Asia. In addition the Company has interests in joint ventures in Latin America which operate 4 plants (corn refining products).

         Of the Company's 161 plants, 118 are engaged solely in the manufacture of consumer foods products, 25 are engaged solely in the manufacture of baking products, 17 are engaged solely in the manufacture of corn refining products, 6 of which also produce consumer foods products; and 1 plant is engaged in the manufacture of other products. In general, it is the Company's belief that its plants are suitable and adequate for its needs, and, subject to fluctuations in market demand, are fully utilized.

         Included below is a complete listing of all plants owned and operated by the Company and its subsidiaries as of December 31, 1996. Based on past loss experience, the Company believes it is adequately insured in respect of those assets, and for liabilities which are likely to arise from its operations.

THE CONSUMER FOODS FACILITIES ARE AS FOLLOWS:

UNITED STATES: ARKANSAS-Little Rock; ILLINOIS-Argo, Chicago, Franklin Park; INDIANA-Indianapolis; NORTH CAROLINA-Asheboro; NEW JERSEY-Bayonne, Jersey City; NEW YORK-Bronx; TEXAS-Irving; WISCONSIN-Germantown, Milwaukee (2); PUERTO RICO-Arecibo

CANADA: ONTARIO-Cardinal; QUEBEC-Baie d'Urfe, Pointe Claire (2)

EUROPE:AUSTRIA-Wels; CZECH REPUBLIC-Zabreh; DENMARK-Frederiksberg, Levring, Vadum; FRANCE-Duppigheim (2), Faverolles, Grande Synthe, Ludres (Nancy), Verneuil; GERMANY-Auerbach, Bremen, Cloppenburg, Heilbronn, Krefeld, Krumbach, Reinbek, Stavenhagen, Wittingen; GREECE-Schimatari; HUNGARY-Roszke; IRELAND-Dublin; ITALY-Sanguinetto; NETHERLANDS-Baarn, Loosdrecht; POLAND-Poznan
(2), Torun; PORTUGAL-Carregado; SPAIN-Martorell; SWEDEN-Simrishamn; SWITZERLAND-Carouge, Thayngen; UNITED KINGDOM-Burton-on-Trent, Crumlin, Erith, Lifton, Paisley, Redditch

LATIN AMERICA: ARGENTINA-Barracas, Florida, Mendoza, Pilar, Tucuman; BRAZIL-Campina Grande, Garanhuns, Itatiaia, Pouso Alegre; COLOMBIA-Barranquilla
(2), Cali; COSTA RICA-Alajuela; DOMINICAN REPUBLIC-Santo Domingo;
MEXICO-Aguascalientes, Aguida, Lerma; PERU-Callao; URUGUAY-San Carlos; VENEZUELA-Maracay, Valencia

AFRICA & MIDDLE EAST: ISRAEL-Arad, Arara, Barkan, Hadera, Haifa, Zefat; JORDAN-Wadi Dleil; KENYA-Nairobi; MOROCCO-Casablanca; SAUDI ARABIA-Yanbu; SOUTH AFRICA-Cape Town, Durban (3), East London, Escort, Johannesburg, Kimberley, Klerksdrop (2), Vryheid; TURKEY-Cayirova, Kartal

ASIA: CHINA-Beijing, Conghua; HONG KONG-Tai Po; INDIA-Dharwar, Thane; INDONESIA-Purwakarta; MALAYSIA-Kuala Lumpur; PAKISTAN-Pernawan;
PHILIPPINES-Cavite, Las Pinas, Paranaque; SRI LANKA-Kothalawala, Ratmalana; TAIWAN-Hsin Chu Hsien; THAILAND-Bangpoo, Gateway City

THE BAKING BUSINESS FACILITIES ARE AS FOLLOWS: UNITED STATES:
CALIFORNIA-Montebello, Placentia, San Francisco, Tulare; COLORADO-Denver; CONNECTICUT-Greenwich; FLORIDA-Miami, Riviera Beach; ILLINOIS-Northlake; MARYLAND-Frederick; NORTH CAROLINA-Gastonia; NEW JERSEY-Totowa; NEW YORK-Albany
(2), Bay Shore (2), Hudson, Plattsburg; OREGON-Beaverton; PENNSYLVANIA-Hazleton; TEXAS-Dallas; VERMONT-Burlington; WASHINGTON-Seattle; WISCONSIN-Oconomowoc


EUROPE:UNITED KINGDOM-Bristol

THE CORN REFINING FACILITIES ARE AS FOLLOWS:
UNITED STATES: CALIFORNIA-Stockton; ILLINOIS-Argo; NORTH CAROLINA-Winston-Salem

CANADA: ONTARIO-Cardinal, London, Port Colborne

LATIN AMERICA: ARGENTINA-Baradero*; BRAZIL-Balsa Nova, Cabo*, Mogi-Guacu*; CHILE-Llay-Llay*; COLOMBIA-Barranquilla, Cali*, Medellin

ASIA: MALAYSIA-Petaling Jaya; PAKISTAN-Faisalabad*

AFRICA: KENYA-Eldoret

The OTHER PRODUCTS facility which produces enzymes is located in Beloit, Wisconsin.

--------------
* Indicates corn refining plant that also produces consumer food products.

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

         As previously reported by the Company, in July, 1995 the Company received a Federal grand jury subpoena in connection with the Justice Department antitrust investigation of U.S. corn refiners in the marketing of high fructose corn syrup and other "food additives" (the investigation of the Company relates only to high fructose corn syrup). The Company complied with the grand jury subpoena. The Company, as a high fructose corn syrup producer, was also named as one of the defendants in a number of private treble damage class actions, by direct and indirect customers, alleging violations of federal and state antitrust laws. Following the certification of a federal class action on behalf of direct purchasers of high fructose corn syrup, the Company entered into a settlement of this action in which it paid plaintiffs $7 million. The Company remains a defendant in one opt-out individual case in federal court as well as in the state law indirect purchaser class actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below are the names and ages of all elected officers of the Registrant, as of December 31, 1996, indicating their positions and offices with the Registrant and the period of time during which each has served as such:

       Name                      Age       All positions and offices with the Registrant
       ----                      ---       ---------------------------------------------
Charles R. Shoemate              57      Chairman of the Board since September 1990; Chief Executive
                                         Officer since August 1990; President since October
                                         1988; Vice President, 1984 - October 1988 and Director
                                         since October 1988.

Robert J. Gillespie              54      Executive Vice President since July 1995; Senior Vice President
                                         November 1991 - July 1995; Vice President 1981 - November 1991
                                         and Director since October 1988.

Alain Labergere                  62      Executive Vice President since July 1995; Senior Vice President
                                         November 1991 - July 1995; Vice President January 1991 -
                                         November 1991 and Director since December 1992.

Konrad Schlatter                 61      Chief Financial Officer since July 1993; Senior Vice President since April 1990; Vice President since 1987; Comptroller
                                         1981-1987

Clifford B. Storms               64      Senior Vice President since October 1988; Vice President 1973 -
                                         October 1988; and General Counsel since 1975.

Angelo S. Abdela                 54      Vice President since 1990; Treasurer 1981-1995.

Richard P. Bergeman              58      Vice President since 1982.

Michael J. Bevilacqua            57      Vice President since 1992.

Charles Feldberg                 63      Vice President since 1984.

Gordon F. Granger                59      Vice President since 1990.

Gale L. Griffin                  53      Vice President since 1995.

Heribert H. Grunert              52      Vice President since 1995.

Lawrence K. Hathaway             52      Vice President since 1990.

James E. Healey                  55      Vice President and Treasurer since 1995; Comptroller 1987-1995.

Hanes A. Heller                  56      Vice President since 1995.

Bernard H. Kastory               51      Vice President since 1992.

Axel C.A. Krauss                 52      Vice President since 1992.

Eugene J. Northacker             55      Vice President since 1992.

Luis Schuchinski                 59      Vice President since 1995.

John W. Scott                    61      Vice President since 1985.

Samuel C. Scott                  52      Vice President since 1991.

Anthony J.B. Simon               51      Vice President effective March 1997.*

Mohammed Wahby                   61      Vice President since 1995.

James W. Ripley                  53      Comptroller since 1995.

John B. Meagher                  60      Secretary since 1981.



* Mr. Simon has been employed by CPC International Inc. for the past five years most recently as Senior Vice President Business Development, Planning and Operations, Europe Division.

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

         The approximate number of equity stockholders as of December 31, 1996 was 28,250.

         The history of the Company's dividends declared for the last two years on pages 46 and 47 of the Annual Report is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

         Selected Financial Data for the eleven years ended December 31, 1996 for the Company, as set forth on pages 46 and 47 is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Management's discussion and analysis of financial condition and results of operations of the Company for the three years ended December 31, 1996, is set forth on pages 24 through 27 of the Annual Report and is incorporated herein by reference.

         On February 26, 1997, the Company announced that it intends to spin off its corn refining business to shareholders as a new independent publicly-owned company. The objective of this action is to give both CPC and the new corn refining company the focus, flexibility and resources needed for faster growth of sales, volumes and profits. The new company, with businesses in 18 countries, will comprise CPC's corn refining operations in the United States, Canada, Latin America, Asia, and Africa as well as joint venture operations and technical and licensing agreements. The transaction is expected to be completed by the end of 1997 and is expected to be tax-free to CPC and its shareholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial statements comprising the consolidated balance sheets at December 31, 1996 and 1995, and the consolidated statements of income, stockholders' equity and cash flows, and notes to financial statements for each of the years in the three year period ended December 31, 1996 are set forth on pages 29 through 45 of the Annual Report and is incorporated herein by reference.

         Selected quarterly financial data for the years ended December 31, 1996 and 1995, set forth on pages 46 and 47 of the Annual Report is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The Company's Proxy Statement dated March 13, 1997 (the "1997 Proxy Statement) has been filed pursuant to Regulation 14A and is incorporated herein by reference. Information regarding directors of the Registrant is set forth on pages 19 through 25 of the 1997 Proxy Statement under the caption "Election of Directors". Information regarding executive officers of the Registrant is set forth on pages 4 and 5 of this report.

ITEM 11. EXECUTIVE COMPENSATION.

         Information regarding executive compensation is set forth on pages 14 through 17 of the 1997 Proxy Statement under the caption "Executive Compensation and Stock Ownership Tables".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information regarding security ownership of certain beneficial owners and management is set forth on pages 17 and 18 of the 1997 Proxy Statement under the caption "Stock Ownership Table".

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Not applicable.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         a)       Financial Statements - See index on page 8.

         b) Reports on Form 8-K - There were no reports on Form 8-K filed during the fourth quarter of 1996.

         c) Exhibits - Exhibits to this report are filed as part of this report as set forth in the Index to Exhibits on pages 11 and 12 hereof.

                          INDEX TO FINANCIAL STATEMENTS


1.        FINANCIAL STATEMENTS

                  The consolidated financial statements and reports of the independent auditors are included in Part II of this report through incorporation by reference from the Annual Report which is filed as
         Exhibit 13. The documents referred to above can be found on the following pages of the Annual Report.

                                                                                         Annual Report Page
                                                                                         --------------------
           a)    Independent auditors' report.                                                   28

           b)    Consolidated statements of income for the years ended
                 December 31, 1996, 1995 and 1994                                                29

           c)    Consolidated balance sheets as of December 31, 1996 and 1995.                  30-31

           d)    Consolidated statements of cash flows for the years ended
                 December 31, 1996, 1995 and 1994                                                32

           e)    Consolidated statements of stockholders' equity for the years ended
                 December 31, 1996, 1995 and 1994                                                33

           f)    Notes to financial statements                                                 34 - 45


2.        FINANCIAL STATEMENT SCHEDULES

                  All financial statement schedules have been omitted either because the information is not required or is otherwise included in the financial statements and notes thereto.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18th day of March, 1997.


                                                 CPC INTERNATIONAL INC.
                                    ------------------------------------------

                                    By /S/ Charles R. Shoemate
                                    ------------------------------------------
                                             Charles R. Shoemate,
                                             Chairman, President
                                             and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on the behalf of the Registrant and in the capacities indicated, on the 18th day of March, 1997.

          Signature                                 Title
          ---------                                 -----
  /S/ Charles R. Shoemate            Chairman, President, and Chief Executive Officer
-----------------------------------
      (Charles R. Shoemate)


  /S/ Konrad Schlatter               Senior Vice President and Chief Financial Officer
-----------------------------------
      (Konrad Schlatter)


  /S/ James W. Ripley                Comptroller and Chief Accounting Officer
-----------------------------------
      (James W. Ripley)


  /S/ Theodore H. Black            * Director
-----------------------------------
      (Theodore H. Black)


  /S/ Alfred C. DeCrane, Jr.       * Director
-----------------------------------
      (Alfred C. DeCrane, Jr.)


  /S/ William C. Ferguson          * Director
-----------------------------------
      (William C. Ferguson)


  /S/ Robert J. Gillespie          * Director
-----------------------------------
      (Robert J. Gillespie)

  /S/ Ellen R. Gordon              * Director
-----------------------------------
      (Ellen R. Gordon)


  /S/ George V. Grune              * Director
-----------------------------------
      (George V. Grune)


  /S/ Leo I. Higdon, Jr.           * Director
-----------------------------------
      (Leo I. Higdon, Jr.)


  /S/ Richard G. Holder            * Director
-----------------------------------
      (Richard G. Holder)


  /S/ Eileen S. Kraus              * Director
-----------------------------------
      (Eileen S. Kraus)


  /S/ Alain Labergere              * Director
-----------------------------------
      (Alain Labergere)


  /S/ William S. Norman            * Director
-----------------------------------
      (William S. Norman)


*/S/ John B. Meagher
-----------------------------------
      (John B. Meagher)
      Attorney-in-fact

                                INDEX TO EXHIBITS

    EXHIBIT NO.
---------------------

         3(a) The Certificate of Incorporation as restated April 22, 1993 is incorporated by reference to Exhibit 3 (a) of From 10-K for the year ended December 31, 1993.

         3(b) The By-Laws as amended on September 21, 1993 are incorporated by reference to Exhibit 3 (b) of From 10-K for the year ended December 31, 1993.

         4(a) No instruments defining rights of holders of debt securities are included as exhibits because each authorized issue of debt securities is less than 10% of total assets. The Company agrees to furnish a copy of any such instrument upon request.

         4(b) Rights Agreement dated March 19, 1991 between the Company and First Chicago Trust Company of New York is incorporated by reference to Exhibit 4 (b) of Form 10-K for the year ended December 31, 1991.

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

         10(b) The 1993 Stock and Performance Plan is incorporated by reference to the Registration Statement filed on Form S-8, File No. 33-49847.

         10(c) Deferred Compensation Plan for Outside Directors and Retirement Income Plan for Outside Directors:

                           i) The Deferred Compensation Plan for Outside
                  Directors is filed herewith.

                           ii) The Retirement Income Plan for Outside Directors
                  as amended September 21, 1993, is incorporated by reference to
                  Exhibit 10 (c) ii of Form 10-K for the year ended December 31, 1995. This Plan was terminated by the Board of Directors on May 1, 1996.

         10(d) Severance agreements dated March 18, 1996 for the five most highly compensated executive officers, Messrs. C. R. Shoemate, R. J. Gillespie, A. Labergere, C. B. Storms, and
                  K. Schlatter are incorporated by reference to Exhibit 10 of Form 10-Q for the quarter ended June 30, 1996.

         10(e) Indemnification agreements for all directors and the five most highly compensated executive officers are filed herewith.

         10(f) Deferred Compensation Plan for senior executives, dated November 10, 1988 is incorporated by reference to Exhibit 10
                  (e) of Form 10-K for the year ended December 31, 1988.

         10(g) Special Severance Program for Salaried Employees, dated January 17, 1989 is incorporated by reference to Exhibit 10
                  (f) of Form 10-K for the year ended December 31, 1988. An amendment dated March 19, 1991 to the Special Severance Program for Salaried Employees is incorporated by reference to
                  Exhibit 10 (f) of Form 10-K for the year ended December 31, 1991.

         10(h) Deferred Stock Unit Plan for senior executives, dated December 20, 1994, is incorporated by reference to Exhibit 10 (h) of Form 10-K for the year ended December 31, 1994.

         10(i) Executive Life Insurance Plan and Amendment No. 1 related thereto are incorporated by reference to Exhibit 10 (i) of Form 10-K for the year ended December 31, 1994.

         11 Schedule of computation of earnings per share is filed herewith.

         12 Statement regarding the computation of ratios of earnings to fixed charges is filed herewith.

         13 1996 Annual Report to Stockholders is filed herewith. Except for such parts thereof as are expressly incorporated by reference in this Form 10-K, this exhibit is furnished for the information of the Securities and Exchange Commission and is not deemed filed as a part hereof. Graphic material contained in the Annual Report is not included in the electronic filing of this report.

         21       Subsidiaries of the Registrant is filed herewith.

         23       Consent of Independent Accountants is filed herewith.

         24 Powers of Attorney are filed under separate cover with the Commission.

         27       Financial Data Schedule is filed herewith.