Form 10-Q
period 1997-03-31
CPC INTERNATIONAL INC
filed 1997-05-14
CIK 25350

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------

                                    FORM 10-Q
                                  -------------

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                      FOR THE QUARTER ENDED MARCH 31, 1997

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

          CLASS                                    OUTSTANDING AT MARCH 31, 1997
Common Stock, $.25 par value                             143,401,583 shares

                          PART I FINANCIAL INFORMATION

ITEM 1.   Financial Statements

                     CPC INTERNATIONAL INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

         ($ Millions except per share amounts)                             Three Months Ended
                                                                                March 31,
                                                                     ------------------------------
                                                                        1997                 1996
                                                                     ---------             --------
Net sales                                                            $   2,149             $  2,099
Cost of sales                                                            1,210                1,206
                                                                     ---------             --------

Gross profit                                                               939                  893

Operating expenses                                                         706                  675
                                                                     ---------             --------

Operating income                                                           233                  218
                                                                     ---------             --------

Financing costs                                                             37                   37
                                                                     ---------             --------

Income from continuing operations before
     income taxes                                                          196                  181
Provision for income taxes                                                  71                   67
                                                                     ---------             --------
                                                                           125                  114
Minority stockholders' interest                                              8                    6
                                                                     ---------             --------
      Income from continuing operations                                    118                  108

Income (loss) from discontinued operations,
     net of income tax (benefit) ($(5) - 1997; $9 - 1996)                   (9)                  14
                                                                     =========             ========
Net income                                                           $     109             $    122
                                                                     =========             ========

Average common shares outstanding                                      143,504              145,623

EARNINGS PER COMMON SHARE:
     Continuing operations                                           $    0.79             $   0.72
     Discontinued operations                                             (0.06)                0.10
                                                                     =========             ========
Net income                                                           $    0.73             $   0.82
                                                                     =========             ========

CASH DIVIDENDS DECLARED PER COMMON
      SHARE                                                          $     .41             $    .38

------------------
See notes to financial statements.

                     CPC INTERNATIONAL INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                               (Unaudited)
($ Millions)                                                                                   Mar. 31, 1997         Dec. 31, 1996
                                                                                               -------------         -------------
ASSETS
Current assets
     Cash and cash equivalents                                                                     $   157               $   163
     Notes and accounts receivable, net                                                              1,449                 1,386
     Inventories                                                                                     1,046                 1,052
     Prepaid expenses                                                                                  129                    94
     Deferred tax asset                                                                                 59                    56
                                                                                                   -------               -------
          Total current assets                                                                       2,840                 2,751
                                                                                                   -------               -------
Investments in and loans to unconsolidated affiliates                                                  177                   172
                                                                                                   -------               -------
Plant and properties                                                                                 5,680                 5,639
Less accumulated depreciation                                                                        2,612                 2,559
                                                                                                   -------               -------
                                                                                                     3,068                 3,080
                                                                                                   -------               -------
Excess cost over net assets of businesses acquired and other
     intangible assets (net of accumulated amortization of $237 and $245)                            1,683                 1,660
                                                                                                   -------               -------
Other assets                                                                                           202                   212
                                                                                                   =======               =======
                                                                                                   $ 7,970               $ 7,875
                                                                                                   =======               =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Notes and drafts payable                                                                      $ 1,052               $ 1,031
     Accounts payable and accrued liabilities                                                        1,678                 1,627
     Income taxes payable                                                                               80                    75
     Dividends payable                                                                                  59                    59
                                                                                                   -------               -------
          Total current liabilities                                                                  2,869                 2,792
                                                                                                   -------               -------
Non-current liabilities                                                                                819                   827
                                                                                                   -------               -------
Long-term debt                                                                                       1,878                 1,869
                                                                                                   -------               -------
Deferred taxes on income                                                                               147                   137
                                                                                                   -------               -------
Minority interest                                                                                      162                   166
                                                                                                   -------               -------
Stockholders' equity
     Preferred stock, authorized 25 million shares $1 par value                                         --                    --
     Designations: Series A ESOP convertible 3 million shares designated
          2.1 million shares issued at stated value (1996: 2.1 million shares)                         185                   187
     Series A Junior Participating 600,000 shares designated - none issued                              --                    --
     Common stock authorized 900 million shares $.25 par value - issued
          195.3 million shares                                                                          49                    49
     Capital in excess of par value of stock                                                           195                   187
     Unearned ESOP compensation                                                                       (111)                 (111)
     Cumulative translation adjustment                                                                (274)                 (259)
     Common stock in treasury at cost - 51.9 million shares (1996: 51.6
          million shares)                                                                           (1,529)               (1,499)
     Retained earnings                                                                               3,580                 3,530
                                                                                                   -------               -------
          Total stockholders' equity                                                                 2,095                 2,084
                                                                                                   =======               =======
                                                                                                   $ 7,970               $ 7,875
                                                                                                   =======               =======

------------------
See notes to financial statements.

                     CPC INTERNATIONAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                Three Months Ended
($ Millions)                                                                         March 31,
                                                                            ---------------------------
                                                                             1997                  1996
                                                                            -----                 -----
Cash flows from (used for) operating activities
Net income                                                                  $ 109                 $ 122
Non-cash charges (credits) to net income
     Depreciation and amortization                                             95                    94
     Deferred taxes                                                            11                     2
Other, net                                                                      1                     3
Changes in trade working capital:
     Notes and accounts receivable and prepaid expenses                       (96)                  (92)
     Inventories                                                                3                   (86)
     Accounts payable and accrued liabilities                                  61                    70
                                                                            -----                 -----
Net cash flows from operating activities                                      184                   113
                                                                            -----                 -----

Cash flows from (used for) investing activities
Capital expenditures paid                                                     (99)                 (141)
Proceeds from disposal of plants and properties                                 3                    --
Investments in and loans to unconsolidated affiliates                         (10)                   --
Businesses acquired                                                           (16)                  (11)
                                                                            -----                 -----
Net cash flows used for investing activities                                 (122)                 (152)
                                                                            -----                 -----
Net cash flows after investments                                               62                   (39)
                                                                            -----                 -----

Cash flows from (used for) financing activities
Purchase of treasury stock                                                    (37)                  (43)
Repayment of long-term debt                                                    (2)                   (4)
New long-term debt                                                             39                   304
Net change in short-term debt                                                 (17)                 (183)
Dividends paid on common stock                                                (59)                  (55)
Common stock issued                                                             7                    14
Other liabilities (assets)                                                      2                   (25)
                                                                            -----                 -----
Net cash flows used for financing activities                                  (67)                    8
                                                                            -----                 -----
            Effects of exchange rates on cash                                  (1)                   (1)
                                                                            -----                 -----
            Increase (decrease) in cash and cash equivalents                   (6)                  (32)
                                                                            -----                 -----
            Cash and cash equivalents, beginning of year                      163                   203
                                                                            =====                 =====
Cash and cash equivalents, end of period                                    $ 157                 $ 171
                                                                            =====                 =====

------------------
See notes to financial statements.

                     CPC INTERNATIONAL INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

($ Millions)                             Preferred
                                          Stock                 Capital in     Unearned     Cumulative
                                         Series A     Common     Excess of       ESOP       Translation    Treasury     Retained
                                           ESOP       Stock      Par Value    Compensation  Adjustment       Stock      Earnings
                                         ---------    ------    ----------    ------------  -----------     --------    --------
Balance, December 31, 1996                $187         $49         $187          $(111)       $(259)        $(1,499)     $3,530

Net income for the period                                                                                                   109


ESOP shares redeemed                        (2)                      (1)

Dividends:
   Common stock                                                                                                             (59)


Translation adjustment for the period                                                           (15)

Shares issued for:
   Stock options, deferred compensation
   and restricted stock awards                                        9                                           7

Treasury stock acquired                                                                                         (37)
                                         ========    =======     ========       =======       =======       ========     =======
Balance, March 31, 1997                   $185         $49         $195          $(111)       $(274)        $(1,529)     $3,580
                                         ========    =======     ========       =======       =======       ========     =======

------------------
See notes to financial statements.

                     CPC INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    INTERIM FINANCIAL STATEMENTS

      The unaudited consolidated interim financial statements included herein were prepared by management and reflect all adjustments (consisting solely of normal recurring items) which are, in the opinion of management, necessary to present a fair statement of results of operations for the interim periods ended March 31, 1997 and 1996 and the financial position as of March 31, 1997 and December 31, 1996.

      References to "the Company" are to CPC International Inc. and its consolidated subsidiaries. These statements should be read in conjunction with the consolidated financial statements and the related footnotes to these statements contained in the Company's Annual Report to Stockholders which were incorporated by reference in Form 10-K for the fiscal year ended December 31, 1996.

2.    ACCOUNTING PRONOUNCEMENTS

      In February, 1997 the Financial Accounting Standards Board issued Statement No. 128 (FAS 128), "Earnings Per Share," which superseded Accounting Principles Board Opinion No. 15 (APB 15), "Earnings Per Share." FAS 128 requires a dual presentation of basic and diluted earnings per share on the income statement for companies with complex capital structures. FAS 128 is required to be adopted for year end 1997 and earlier application is not permitted. The Company does not expect the basic or diluted earnings per share as measured under this new statement to be materially different from the amounts reported herein using APB 15.

      FAS 129, "Disclosure of Information about Capital Structure," was also issued in February, 1997. The Company does not expect its current disclosures regarding capital structure to be materially different under this new statement.

3.    DISCONTINUED OPERATIONS

      On February 26, 1997 the Company announced its intention to spin off its worldwide corn refining business to shareholders. In accordance with APB 30, the Company will account for this transaction as a discontinued operation. The Company expects to provide detailed balance sheet and cash flow information, as required by APB 30, after details regarding the financial structure of the new business are fully resolved. The Company also expects to record a charge for transactional costs directly related to the spin-off of the Corn Refining business when those costs become reasonably estimable later in the year. The spin-off transaction is expected to be tax-free and completed by the end of 1997.

4.    INVENTORIES

      Inventories are summarized as follow:

                                              Mar. 31, 1997       Dec. 31, 1996
                                              -------------       -------------

Finished and goods in process                      $  627            $  628
Raw materials                                         255               271
Supplies                                              164               153
                                              -------------       -------------
                                                   $1,046            $1,052
                                              =============       =============

5.    LONG-TERM DEBT

      Long-term debt is summarized as follows:

                                                            Mar. 31, 1997        Dec. 31, 1996
                                                            -------------        -------------
7.71% ESOP guaranteed notes due
     December 2004                                             $  147                $  147
5.625% -- 6.75% pollution control revenue bonds
     due 2007-2016                                                 15                    15
6.15% notes due 2006                                              300                   300
7.25% notes due 2026                                              300                   300
Medium term notes at various rates due
     1998-2005                                                    200                   200
5% Swiss franc debentures                                         148                   159
6.75% German mark debentures                                      129                   131
Commercial paper supported by revolving
     credit agreements                                            150                   150
Other secured and unsecured notes and loans
     at various rates and due dates                               532                   519
                                                            -------------        -------------
                                                                1,921                 1,921
                                                            -------------        -------------
Less current maturities                                            43                    52
                                                            -------------        -------------
                                                               $1,878                $1,869
                                                            =============        =============

6.  CONSOLIDATED STATEMENTS OF CASH FLOWS

    Supplementary information for the consolidated statements of cash flows is set forth below:

                                                                       Three Months Ended  March 31,
                                                                         1997               1996
                                                                      -----------        -----------
Cash paid during the period for:
     Interest                                                             $44                $50
     Income taxes                                                          60                 45

Details of businesses acquired were as follows:
were as follows:
     Fair value of assets acquired                                         16                 11
     Less:  Liabilities assumed                                            --                 --
                                                                      -----------        -----------
     Net cash paid                                                        $16                $11
                                                                      ===========        ===========

7.    FINANCIAL INSTRUMENTS

      The Company's policies regarding hedging foreign currency cash flows and commodities are set forth in the Annual Report to Stockholders which was filed with the Commission as Exhibit 13 to Form 10-K for the year ended December 31, 1996.

FOREIGN EXCHANGE CONTRACTS

      At March 31, 1997, the Company had forward exchange contracts to deliver $189 million of foreign currencies comprising $22 million in German marks, $19 million in Swiss francs, $42 million in Italian lira, $48 million in Dutch guilders, $47 million in French francs, and $11 million in various other currencies. The Company also had, at March 31, 1997, contracts to purchase $16 million worth of foreign currencies comprising mostly Norwegian kroner.

      At December 31, 1996, the Company had forward exchange contracts to deliver $323 million of foreign currencies comprising $128 million in French francs, $44 million in Italian lira, $57 million in Dutch guilders, $25 million in German marks, $25 million in Swiss francs, and $44 million in various other currencies. The Company also had contracts to purchase $94 million in foreign currencies consisting of $45 million in French francs and the remaining balance in various other currencies.

COMMODITIES

      At March 31, 1997, the Company had open commodity futures contracts as well as options primarily to cover its corn requirements. In addition, minor wheat futures contracts for the baking business were outstanding at March 31, 1997.

      The Company's position in corn futures totaled $105 million and $202 million at March 31, 1997 and December 31, 1996, respectively. Contracts open for delivery beyond June 30, 1997 amounted to $66 million which is due in July 1997. At March 31, 1997, the price of corn under these contracts was $6.3 million below market quotations of the same date. The Company's position in corn options at March 31, 1997 was not material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

            First quarter earnings for continuing operations increased 9.7% to $.79 per share, compared to $.72 in the same period last year on a comparable basis. Income from continuing operations rose 9.1% to $117.5 million from $107.7 million last year.

            During the quarter, the Company announced that it intends to spin off its corn refining operations in order to benefit sales and profits of both its packaged foods operations and the corn refining business. The discontinued (corn refining) operations showed a loss of $.06 per share for the quarter compared to profits of $.10 per share for the same period last year.

            On a combined basis, the two businesses together reported a first-quarter decline in earnings per share of 11% to $.73 compared to $.82 per share last year, and net income was down 11% to $108.9 million compared to $122.4 million in the first quarter of 1996.

            The Company also announces that in conjunction with the spin-off of the corn refining operations, it will take a restructuring charge for the realignment of its packaged foods operations as well as a reduction of corporate overhead costs. The charge will be taken in the second quarter when costs associated with these activities have been determined. CPC is currently reviewing its packaged foods operations around the world to increase effectiveness and focus on core businesses.

            C. R. Shoemate, chairman and chief executive officer of CPC, said, "The strong results of our consumer foods operations reflect the benefits of our restructuring efforts around the world over the last several years, as well as geographic expansion into newly-opened markets and good volume growth in both new and established markets. Our restructuring efforts have involved among other activities, realignment of production in North America, Europe, and Latin America, as well as the divestiture of non-strategic businesses. The spin-off of the corn refining operations gives us further opportunity and impetus to streamline the worldwide packaged foods company for the still more aggressive growth we believe it can achieve.

            "The corn refining business continues to suffer from the difficult market situation in North America, where current industry overcapacity in the high fructose sector and the resulting competitive pressure are having a highly negative effect on prices and margins. I am gratified, however, by the strong comeback of the Latin American corn refining operations and am confident that the gradual restoration of the supply/demand balance in the North American high fructose business, together with a refocusing of CPC's corn refining business overall, will put the total business on a strong foundation for the future. Our corn refining plants are among the most cost-efficient in the industry, and the long-time international presence of this business is providing an extensive market for growth in sales and profits."

Worldwide Packaged Foods Business Records Strong Performance

            CPC's continuing packaged foods business consists of its consumer foods and baking operations. The results for these two businesses are below.

Sales of Consumer Foods Rise 3.2%; Operating Income up 10.5%

            CPC's first-quarter worldwide sales of consumer foods rose 3.2% to $1.75 billion from $1.70 billion last year on a volume gain of 5.6%. All four of the Company's geographic divisions contributed to the volume growth. Operating income advanced 10.5% to $231 million from $209 million. The strong volume growth, as well as improved margins, substantially overcame the negative impact of weaker European currencies, compared to the same period last year.

            Best Foods, CPC's North American grocery products business, reported a sales gain of 4.2% on volume growth of 3.5%. Volumes of Mazola corn oil, Skippy peanut butter, and Knorr products were higher, while Mueller's pasta volumes fell. Hellmann's and Best Foods mayonnaise volumes were slightly down. During the quarter, Best Foods began the national rollout of its Hellmann's and Best Foods regular and fat free pourable dressings products. The new lines have achieved excellent distribution, and sales are exceeding the Company's expectations in a category that grew 2.4% in the quarter. Best Foods' operating income advanced 7% in spite of strong marketing investments in support of the pourables launch.

            In April, the Company announced that it is offering its melba toast business for sale as it continues to sharpen strategic focus on core businesses.

            CPC Europe posted a first-quarter sales gain of 1.9% on a volume improvement of 5%, and operating income rose 19%, despite unfavorable currency exchange rates. The unfavorable currency effect is expected to intensify as the year goes on. The earnings gain reflected sharply improved margins coming from the division's restructuring achievements over the last several years.

            CPC's Latin American packaged foods business reported a first-quarter sales gain of 8.4%, reflecting 8.9% volume growth. Operating income rose 2.8%, as a 23% boost in marketing expenditures partially offset the contribution of higher volumes.

            In Asia, sales and operating income of CPC's packaged foods operations were modestly lower, as compared to results in last year's first quarter when sales and earnings from Korea were included. CPC sold its interest in a Korean joint venture in 1996.

Baking Business Results Reflect Sharp Marketing Increase For New Products

            CPC's baking business increased marketing expenditures nearly 30% during the quarter to support the launch of its new Entenmann's Multi-Grain cereal bars and the extension of Thomas' bagels to new geographic markets. The cereal bars are proving to be a major success for the company. Introduced in the eastern U.S. during 1996, they are now being extended nationwide.

            The Baking Business posted a slight drop in first-quarter sales due primarily to lower volumes of reduced fat and fat free sweet baked products. The Company expects to reverse the decline by replacing its current offerings with a new line of "better for you" products under the Entenmann's Light name. The new products, which are offered fat free, 50% less fat, and low fat varieties, are being rolled out nationally now and will completely replace the old reduced fat and fat free lines by midsummer.

            Operating income of the Baking Business was 19% lower, primarily as a result of the step-up in first quarter marketing spending.

North American Industry Overcapacity Affects Corn Refining Business

            Results of the Corn Refining Business, which is expected to begin operating as an independent company by the end of the year, showed strong recovery in Latin American operations but also the highly negative impact of industry overcapacity in North America. Latin American corn refining sales increased 21% on a volume gain of 16%, and operating income was 74% higher than in the first quarter of last year. However, as a consequence of the competitive pressure on pricing in North America, primarily in the high fructose corn syrup sector, the business as a whole had a loss.

            Konrad Schlatter, chairman and CEO of the corn refining business, said, "In spite of the extremely difficult competitive environment in North America at this particular time, we are confident that this essentially solid business will ultimately do well. Overcapacity in high fructose is a current market condition that will eventually be overcome, and we have every reason to expect that our North American operations will then be restored to good profitability. In addition, we have a great asset in our broad international base. With businesses in 18 countries, including our position as the leading corn refiner in Latin America, we're able to take advantage of market opportunities around the world."

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      There have been no material developments in the legal proceedings as previously reported in Form 10-K for the year ended December 31, 1996.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At the annual meeting of stockholders held on April 24, 1997, the following matters were submitted to a vote of security holders along with the number of votes cast for, against or withheld, as to each such matter:

1. ELECTION OF DIRECTORS - The following directors were elected each for a term of three years expiring in 2000:

      Director Name                       Votes For          Votes Withheld
      ---------------------------------------------------------------------
      William C. Ferguson                120,887,978                117,261

      Leo I. Higdon, Jr.                 120,835,172                170,067

      William S. Norman                  120,907,929                 97,310

      Charles R. Shoemate                120,925,305                 79,934

2. EXECUTIVE ANNUAL INCENTIVE PLAN - Stockholders were asked to vote upon the adoption of the Executive Annual Incentive Plan which would promote the financial success of the Company by providing annual incentive compensation to certain designated senior executives based on pre-established performance goals so that payments qualify as "performance based" compensation under the Internal Revenue Code and are not included in the $1 million limit on deductible compensation. This plan was approved by the stockholders with 116,190,971 votes cast for, 4,162,124 votes cast against and 2,077,195 votes withheld.

3. APPOINTMENT OF INDEPENDENT AUDITORS - The stockholders were asked to vote upon the appointment of KPMG Peat Marwick, LLP as independent auditors for the Company for 1997. This matter was approved by the stockholders with 121,530,195 votes cast for, 362,439 votes cast against and 537,656 votes withheld.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      a)    Exhibits pursuant to Item 601 of Regulation S-K.

            Exhibit 11 - Statements re: computation of earnings per common share (Part I data)

            Exhibit 12 - Statement regarding the computation of ratios of earnings to fixed charges.

      b)    Reports on Form 8-K.

            There was one (1) report filed on Form 8-K, under Item 5. Other Events, during the first quarter of 1997 regarding the Company's intention to spin off it's worldwide corn refining operations which was filed on February 27, 1997.

                     CPC INTERNATIONAL INC. AND SUBSIDIARIES



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             CPC INTERNATIONAL INC.




DATE: May 13, 1997

                                             /s/  Bernard H. Kastory
                                             -----------------------------------
                                             (Bernard H. Kastory)
                                             Senior Vice President, Finance
                                             and Administration




DATE: May 13, 1997
                                             /s/ James W. Ripley
                                             -----------------------------------
                                             (James W. Ripley)
                                             Comptroller & Chief Accounting
                                             Officer

                                EXHIBIT INDEX
                                -------------

    Exhibit No.                       Description
    -----------                       -----------

    Exhibit 11 - Statements re: computation of earnings per common share
                 (Part I data)

    Exhibit 12 - Statement regarding the computation of ratios of earnings to fixed charges.

    Exhibit 27 - Financial Data Schedule