Form 10-Q
period 1997-06-30
CPC INTERNATIONAL INC
filed 1997-08-14
CIK 25350

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                  ------------

                                    FORM 10-Q
                                  -------------


Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act
                                    of 1934

                         FOR QUARTER ENDED JUNE 30, 1997

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

              CLASS                           OUTSTANDING AT JUNE 30, 1997
   Common Stock, $.25 par value                    143,593,335 shares

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     CPC INTERNATIONAL INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                          Three Months Ended                  Six Months Ended
($ Millions except per share amounts)                          June 30,                           June 30,
                                                       -----------------------         -------------------------
                                                         1997            1996            1997             1996
                                                       -------         -------         -------         ---------
Net sales                                              $ 2,105         $ 2,162         $ 4,254         $   4,261
Cost of sales                                            1,172           1,238           2,382             2,444
                                                       -------         -------         -------         ---------
Gross profit                                               933             924           1,872             1,817
Operating expenses                                         650             659           1,356             1,334
Restructuring charge                                       242              --             242                --
                                                       -------         -------         -------         ---------
Operating income                                            41             265             274               483
                                                       -------         -------         -------         ---------
Financing costs                                             40              36              77                74
                                                       -------         -------         -------         ---------
Income from continuing operations before
    income taxes                                             1             229             197               409
Provision for income taxes                                  --              85              71               151
                                                       -------         -------         -------         ---------
                                                             1             144             126               258
Minority stockholders' interest                              6               4              13                11
                                                       -------         -------         -------         ---------
    Income (loss) from continuing operations                (5)            140             113               247

Income (loss) from discontinued operations,
    net of income tax (benefit) ($ 1  1997;
    $8 -1996; $(4) -1997; $18 -1996)                         1              14              (8)               29
Loss on disposal of discontinued operations
    net of income taxes ($22)                              (64)             --             (64)               --
                                                       -------         -------         -------         ---------
Net income (loss)                                      $   (68)        $   154         $    41         $     276
                                                       =======         =======         =======         =========

Average common shares outstanding                        143.5           145.2           143.5             145.4

EARNINGS (LOSS) PER COMMON SHARE:
    Continuing operations                              $ (0.04)        $  0.94         $  0.75         $    1.66
    Discontinued operations                               0.01            0.10           (0.05)             0.20
    Loss on disposal of discontinued operations          (0.45)             --           (0.45)               --
                                                       -------         -------         -------         ---------
Net income (loss)                                      $ (0.48)        $  1.04         $  0.25         $    1.86
                                                       =======         =======         =======         =========

CASH DIVIDENDS DECLARED PER COMMON
         SHARE                                         $  0.41         $  0.38         $  0.82         $    0.76


------------
 See notes to financial statements.

                     CPC INTERNATIONAL INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                 (Unaudited)
($ Millions)                                                                    June 30, 1997       Dec. 31, 1996
                                                                                -------------       ---------------
ASSETS
Current assets
    Cash and cash equivalents                                                       $   169         $   156
    Notes and accounts receivable, net                                                1,223           1,177
    Inventories                                                                         866             890
    Prepaid expenses                                                                     95              86
    Deferred tax asset                                                                   50              47
                                                                                    -------         -------
        Total current assets                                                          2,403           2,356
                                                                                    -------         -------
Investments in and loans to unconsolidated affiliates                                    40              44
                                                                                    -------         -------
Plant and properties                                                                  3,490           3,547
Less accumulated depreciation                                                         1,586           1,512
                                                                                    -------         -------
                                                                                      1,904           2,035
                                                                                    -------         -------
Excess cost over net assets of businesses acquired and other
    intangible assets (net of accumulated amortization of $262 and $245)              1,623           1,660
Net assets of discontinued operations                                                   915             960
Other assets                                                                            233             189
                                                                                    -------         -------
                                                                                    $ 7,118         $ 7,244
                                                                                    =======         =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Notes and drafts payable                                                        $   965         $   869
    Accounts payable and accrued liabilities                                          1,536           1,510
    Income taxes payable                                                                 74              81
    Dividends payable                                                                    59              59
                                                                                    -------         -------
        Total current liabilities                                                     2,634           2,519
                                                                                    -------         -------
Non-current liabilities                                                                 784             791
                                                                                    -------         -------
Long-term debt                                                                        1,659           1,681
                                                                                    -------         -------
Deferred taxes on income                                                                 --              12
                                                                                    -------         -------
Minority interest                                                                       120             157
                                                                                    -------         -------
Stockholders' equity
    Preferred stock, authorized 25 million shares $1 par value                           --              --
    Designations: Series A ESOP convertible 3 million shares designated
        2.1 million shares issued at stated value (1996: 2.1 million shares)            184             187

    Series A Junior Participating 600,000 shares designated - none issued                --              --

    Common stock authorized 900 million shares $.25 par value - issued 195.3
        million shares                                                                   49              49
    Capital in excess of par value of stock                                             200             187
    Unearned ESOP compensation                                                         (104)           (111)
    Cumulative translation adjustment                                                  (331)           (259)

    Common stock in treasury at cost - 51.7 million shares (1996: 51.6
        million shares)                                                              (1,525)         (1,499)
    Retained earnings                                                                 3,448           3,530
                                                                                    -------         -------
        Total stockholders' equity                                                    1,921           2,084
                                                                                    -------         -------
                                                                                    $ 7,118         $ 7,244
                                                                                    =======         =======

------------
See notes to financial statements.

                     CPC INTERNATIONAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    Six Months Ended
($ Millions)                                                            June 30,
                                                                  -------------------
                                                                   1997          1996
                                                                  -----         -----
Cash flows from (used for) operating activities
-----------------------------------------------
Net income from continuing operations                             $ 113         $ 247
Non-cash charges (credits) to net income:
     Depreciation and amortization                                  133           149
     Deferred taxes                                                 (55)            1
     Restructuring charge                                           242            --
Other, net                                                            8            (7)
Changes in trade working capital:
     Notes and accounts receivable and prepaid expenses             (71)         (105)
     Inventories                                                     (8)          (47)
     Accounts payable and accrued liabilities                      (110)           58
Net cash flows from discontinued operations                          69           (51)
                                                                  -----         -----
Net cash flows from operating activities                            321           245
                                                                  -----         -----

Cash flows from (used for) investing activities
-----------------------------------------------
Capital expenditures paid                                          (141)         (147)
Proceeds from the disposal of plants and properties                   6             7
Businesses acquired                                                 (65)          (11)
Net investing activities of discontinued operations                 (64)         (144)
                                                                  -----         -----
Net cash flows used for investing activities                       (264)         (295)
                                                                  -----         -----
Net cash flows after investments                                     57           (50)
                                                                  -----         -----

Cash flows from (used for) financing activities
-----------------------------------------------
Purchase of treasury stock                                          (39)         (111)
Repayment of long-term debt                                         (21)         (132)
New long-term debt                                                   37           325
Net change in short-term debt                                        83            57
Dividends paid on common stock                                     (118)         (110)
Dividends paid on preferred stock                                    (7)           (8)
Common stock issued                                                  13            21
Other liabilities (assets)                                           14            (5)
                                                                  -----         -----
Net cash flows (used for) provided by financing activities          (38)           37
                                                                  -----         -----
     Effects of exchange rate changes on cash                        (6)           (2)
                                                                  -----         -----
     Increase (decrease) in cash and cash equivalents                13           (15)
                                                                  -----         -----
     Cash and cash equivalents, beginning of year                   156           196
                                                                  -----         -----
Cash and cash equivalents, end of period                          $ 169         $ 181
                                                                  =====         =====

-------------
See notes to the financial statements.

                     CPC INTERNATIONAL INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

($ Millions)                                   Preferred
                                                 Stock            Capital in    Unearned    Cumulative
                                               Series A   Common  Excess of       ESOP      Translation   Treasury    Retained
                                                 ESOP     Stock   Par Value   Compensation   Adjustment    Stock      Earnings
                                              --------------------------------------------------------------------------------
Balance, December 31, 1996                       $187      $49      $187         $(111)        $(259)      $(1,499)     $3,530


Net income for the period                                                                                                41


ESOP compensation earned                                                             7


ESOP shares redeemed                               (3)                (2)


Dividends:
    Common stock                                                                                                       (118)

    Series A ESOP preferred stock
      dividends, net of taxes                                                                                            (5)


Translation adjustment for the period                                                           (72)


Shares issued for:
    Stock options, deferred compensation
      and restricted stock awards                                     15                                      13

Treasury stock acquired                                                                                      (39)

                                              -------------------------------------------------------------------------------
Balance, June 30, 1997                           $184      $49      $200        $(104)        $(331)      $(1,525)     $3,448
                                              ================================================================================


----------------
See notes to financial statements.

                     CPC INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   INTERIM FINANCIAL STATEMENTS

        The unaudited consolidated interim financial statements included herein were prepared by management and reflect all adjustments (consisting solely of normal recurring items) which are, in the opinion of management, necessary to present a fair statement of the results of operations for the interim periods ended June 30, 1997 and 1996 and the financial position as of June 30, 1997 and December 31, 1996.

        References to "the Company" are to CPC International Inc. and its consolidated subsidiaries. These statements should be read in conjunction with the consolidated financial statements and the related footnotes to these statements contained in the Company's Annual Report to Stockholders which were incorporated by reference in Form 10-K for the fiscal year ended December 31, 1996.

2.   DISCONTINUED OPERATIONS

        On February 26, 1997, the Company announced its intention to spin off its worldwide corn refining business to shareholders subject to IRS approval as a tax free transaction. In accordance with Accounting Principles Board No. 30 (APB 30), the Company has accounted for this transaction as a discontinued operation and accordingly, the revenues, costs and expenses, assets, liabilities and cash flows of the corn refining business have been excluded from the respective captions in the financial statements and have been reported separately as discontinued operations. The spin-off transaction is expected to be completed by the end of 1997.
        Summarized financial information for the discontinued operations as required by APB 30 is set forth below:


($ Millions, except per share amounts)        For the Three Months Ended               For the Six Months Ended
                                        ---------------------------------------      ------------------------
                                         June 30,              June 30,               June 30,       June 30,
                                           1997                  1996                   1997            1996
                                        ----------             ----------             ------         --------
Net sales                                     $314                   $351               $610             $661
Income (loss) before income taxes                2                     23                (11)              48
Net income (loss)                                1                     14                 (8)              29
Earnings per share                           $0.01                  $0.10             $(0.05)           $0.20

($ Millions)                          June 30, 1997          Dec. 31, 1996
                                     -------------          ----------------
Current assets                             $  371                      $  401
Current liabilities                           312                         279

Total assets                                1,589                       1,597
Total liabilities                             674                         637
                                           ------                      ------
Net assets of discontinued operations      $  915                      $  960
                                           ======                      ======

3.   ACCOUNTING PRONOUNCEMENTS

     In February, 1997 the Financial Accounting Standards Board issued Statement No. 128 (FAS 128), "Earnings Per Share," which superseded APB 15, "Earnings Per Share." FAS 128 requires a dual presentation of basic and diluted earnings per share on the income statement for companies with complex capital structures. FAS 128 is required to be adopted for year end 1997 and earlier application is not permitted. The Company does not expect the basic or diluted earnings per share as measured under this new statement to be materially different from the amounts reported herein using APB 15.

     FAS 129, "Disclosure of Information about Capital Structure," was also issued in February, 1997. The Company does not expect its current disclosures regarding capital structure to be materially different under this new statement.

     FAS 130, "Reporting Comprehensive Income," was issued in June, 1997 and is effective for the Company's 1998 fiscal year. This statement requires the reporting of comprehensive income as part of a full set of financial statements. The adoption of this statement is not expected to materially effect the financial statements.

     Also in June 1997, FAS 131, "Disclosure about Segments of an Enterprise and Related Information," was issued and requires certain information be reported about operating segments of an enterprise on an annual and interim basis. This statement is effective for the Company's 1998 fiscal year. The Company will comply with the requirements of this statement and does not expect to report materially different segment information.

4.   RESTRUCTURING AND SPIN-OFF CHARGES

     During the second quarter of 1997, the Company recorded a pre-tax charge of $242 million for the restructuring of its continuing operations which includes the sale of certain non-core businesses, plant closings, the consolidation and reconfiguration of the manufacturing and distribution systems and processes, and the reorganization of administrative functions.

     The restructuring charge and its utilization is summarized below:

                                                            Charge           To be Utilized in
($ Millions)                        1997 Charge           Utilized            Future Periods
                                 ------------------    ---------------    -----------------------
Employee costs                                $108              $ ---                       $108
Plant and support facilities                    94                 84                         10
Other                                           40                  3                         37
                                ------------------    ---------------     ----------------------
Total                                         $242               $ 87                       $155
                                ==================    ===============     ======================

     At June 30, 1997, $130 million of the restructuring charge was included in current liabilities.

     Also, during the second quarter, the Company recorded a pre-tax charge of $86 million related to the spin-off of its corn refining operations. This charge includes direct costs such as fees in the legal, tax and investment banking areas, as well as other costs for the separation of facilities that were used to produce both consumer foods and corn-derived products. A major part of the spin-off charge relates to restructuring as well as staffing reductions in the corn refining business, mainly in its international operations.

9
     The spin-off charge is summarized below:

($ Millions)                                                      Charge            To be Utilized in
                                           1997 Charge           Utilized            Future Periods
                                         ----------------    --------------     ----------------------
Spin-off fees                                         $14               ---                       $14
Employee costs                                         49               ---                        49
Plant and support facilities                            9               ---                         9
Other                                                  14               ---                        14
Total                                    ----------------   ---------------    ----------------------
                                                      $86               ---                       $86
                                         ================   ===============    ======================




5.   INVENTORIES

Inventories are summarized as follows:

                                                                         June 30, 1997              Dec. 31, 1996
($ Millions)                                                          ------------------        --------------------
Finished and goods in process                                                       $549                        $559
Raw materials                                                                        194                         206
Supplies                                                                             123                         125
                                                                      ------------------         -------------------
                                                                                    $866                        $890
                                                                      ===================        ===================




6.   LONG-TERM DEBT

     Long-term debt is summarized  as follows:

                                                        June 30, 1997    Dec. 31, 1996
                                                        -------------    --------------
($ Millions)
     7.71% ESOP guaranteed notes due
       December 2004                                        $  139        $  147
     5.625% -- 6.75% pollution control revenue bonds
        15 due 2007-2016                                        15            15
6.15% notes due 2006                                           300           300
7.25% notes due 2026                                           300           300
Medium term notes at various rates due
1998-2005                                                      200           200
5% Swiss franc debentures                                      139           159
6.75% German mark debentures                                   120           131
Commercial paper supported by revolving
      credit agreements                                        150           150
Other secured and unsecured notes and loans
      at various rates and due dates                           338           325
                                                            ------        ------
                                                             1,701         1,727
                                                            ------        ------
Less current maturities                                         42            46
                                                            ------        ------
                                                            $1,659        $1,681
                                                            ======        ======

7.   CONSOLIDATED STATEMENTS OF CASH FLOWS

     Supplementary information for the consolidated statements of cash flows is set forth below:



($ Millions)                                         Six Months Ended June 30,
                                                       1997        1996
                                                       ----        ----
Cash paid during the period for:
Interest                                               $ 96        $ 87
Income taxes                                            102         109

Details of businesses acquired were as follows:
Fair value of assets acquired                            65          11
Less:  Liabilities assumed                               --          --
                                                       ----        ----
Net cash paid                                          $ 65        $ 11
                                                       ====        ====

     During 1997, the Company purchased additional ownership interests in two affiliates (Israel and Germany) for approximately $65 million.

8.   FINANCIAL INSTRUMENTS

     The Company's policies regarding hedging foreign currency cash flows and commodities are set forth in the Annual Report to Stockholders which was filed with the Commission as Exhibit 13 to Form 10-K for the year ended December 31, 1996.

     At June 30, 1997, the Company had forward exchange contracts to deliver $415 million of foreign currencies comprising $17 million in German marks, $74 million in Swiss francs, $40 million in Italian lira, $48 million in Dutch guilders, $47 million in French francs, $172 million in Spanish peseta, and $17 million in various other currencies. The Company also had, at June 30, 1997, contracts to purchase $19 million worth of foreign currencies comprising mostly Norwegian kroner.

     At December 31, 1996, the Company had forward exchange contracts to deliver $323 million of foreign currencies comprising $128 million in French francs, $44 million in Italian lira, $57 million in Dutch guilders, $25 million in German marks, $25 million in Swiss francs, and $44 million in various other currencies. The Company also had contracts to purchase $94 million in foreign currencies consisting of $45 million in French francs and the remaining balance in various other currencies.
        The Company's corn refining operations (discontinued) had an unrealized loss on corn future contracts of $7.6 million at June 30, 1997.

9.   SUBSEQUENT EVENT

     On August 6, 1997, the Company filed a Registration Statement on Form S-3 with Securities and Exchange Commission for borrowings of up to $500 million to be offered on a delayed or continuous basis pursuant to Rule 415 under the Securities Act of 1933.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
     The Company recorded a loss in the second quarter of $67.9 million or $.48 per common share compared with a profit of $1.04 per share in the same quarter last year. However, this year's results included an after-tax restructuring charge of $155 million, or $1.08 per share, for the continuing operations as well as income from discontinued operations of $.01 per share offset by an after tax charge of $64.4 million of $.45 per share related to the spin-off of the corn refining business.

     For the six month period, the Company recorded net income of $41 million or $.25 per share compared to net income of $276.3 million or $1.86 for the same period of last year. The six month results also icluded the restructuring and spin-off charges mentioned above as well as a loss from discontinued operations of $.05 per share.

     Second quarter earnings per common share from the continuing worldwide branded foods operations was $1.04 excluding the effect of the restructuring charge mentioned above. The $1.04 in earnings per share represents a gain of 10.6% compared to $.94 per share for the same quarter last year. Net income from continuing operations, excluding the charge, rose 8% to $150.9 million from $139.7 million last year, and operating income grew 6.5% to $282.7 million from $265.5 million in 1996. Strong margin improvements, as well as a lower effective tax rate and fewer shares outstanding contributed importantly to the Company's earnings.

     Worldwide sales from continuing operations were $2.1 billion, 2.7% lower compared to sales in the second quarter of 1996, reflecting the negative impact of the stronger U.S. dollar against European currencies compared to last year.

     The Company's corn refining (discontinued) operations, which will be spun off by the end of the year, showed earnings per share of $.01 on net income of $.6 million, compared to $.10 per share on $14.1 million for the comparable period last year.

     On a combined basis, the two businesses (branded foods and corn refining) together reported second-quarter earnings per share of $1.05, compared to $1.04 in 1996. Net income was $151.5 million, down $1.5%, compared to $153.9 million in the second quarter last year. These results exclude the restructuring and spin-off charges mentioned above.

     For the first six months, excluding the restructuring charge, CPC's earnings per share from continuing operations rose 10.2% to $1.83 from $1.66 last year, net income advanced 8.5% to $268.3 million from $247.4 million, and operating income was up 6.8% to $515.7 million from $482.9 million.

     Worldwide sales of branded foods during the first six months were level with 1996 at $4.3 billion.

Divisional results below exclude the impact of restructuring and spin-off
-------------------------------------------------------------------------
charges
-------

BEST FOODS POSTS 8.7% EARNINGS GAIN
-----------------------------------

     Best Foods, CPC's North American consumer foods division, posted an 8.7% increase in operating income, reflecting gains from new efficiencies and volume growth of 1.4%. Best Foods' second-quarter sales increased 3.7%.

     During the quarter, the company announced that it will end production of Mueller's pasta at its Jersey City facility at the end of the year, shifting production to American Italian Pasta Company as part of a long-term manufacturing and distribution agreement. Also, in July 1997, CPC sold its melba toast business in the Bronx, NY, as part of its commitment to focus more sharply on its core businesses.

     The 1.4% volume increase of Best Foods products included gains by Hellmann's and Best Foods mayonnaise and pourable salad dressings, as well as Knorr soups, sauces, bouillons, and meal dishes and Karo syrups. Skippy peanut butter volumes grew robustly, benefiting from recent product improvements. Volumes of Mazola oil products and Mueller's pasta were lower.

     For the six-month period, Best Foods' sales were up 3.9%, and operating income rose 8.1%.

INTERNATIONAL RESULTS
---------------------

CPC's European consumer foods business reported a decline in second-quarter sales of 8.7%, but operating income advanced 4.1%. The results reflected strong margin improvements, as benefits from past restructuring activities helped offset the negative currency effect. In local currencies, operating income increased 11.2%. Volumes declined 2.1%, due chiefly to general weakness in Western European economies. For the six-month period, European sales were down 3.5%, but operating income was 10.5% higher than the previous period.

     CPC's Latin American consumer foods business recorded a slight sales decline in the quarter on flat volumes. Operating income rose 5.8% compared to a strong second quarter in 1996. The earnings gain was due to improved margins.

     Six-month results for Latin American consumer foods showed 4% gains in both sales and operating income.

     CPC's Asian consumer foods operations posted second-quarter declines in sales and operating income of 4.4% and 5.8%, respectively, as compared to second quarter last year, when results from the divested Korean operations were still included. For the six months, sales were 3.2% lower, and operating income declined 3.3%.

BAKING DIVISION POSTS OPERATING INCOME GAIN OF 22%
--------------------------------------------------

     CPC's Baking Division recorded an excellent quarter, with operating income rising 22% to $20.9 million, compared to $17.2 million last year. The gain reflected margin improvements coming from additional synergies realized in the continuing integration of the Company's previously-existing baking business with the Entenmann's, Oroweat, Freihofer's, and Boboli brands, acquired in late 1995. Lower raw material costs also contributed to the margins gains. Second-quarter sales of $401.9 million were 4.5% higher than last year's $384.6 million.

     Volumes of Thomas' products, led by Thomas' bagels; Entenmann's regular sweet baked products; and Oroweat, Freihofer's, and Brownberry breads all grew well. New Entenmann's Multi-Grain cereal bars, now in national distribution, continued to grow, and the new Entenmann's Light line, introduced in early April, has already halved the decline in the health-oriented segment of the Entenmann's business.

     For the six-month period, operating income from baking remained level at $36.8 million and sales rose 1.6% to $797.1 million.

CORN REFINING RESULTS REFLECT OVER-CAPACITY IN N.A. HFCS SECTOR

     CPC's corn refining business, scheduled for spin-off by year's end, continued to show the unfavorable pricing effects in North America of over-capacity in the HFCS segment of the industry, resulting in the $.09 decline in earnings per share mentioned above. However, this business's international operations continued to report strong earnings gains, driven by volume growth. Worldwide sales declined 10.5%, as North American sales fell 20% despite volume improvement of 1.9%. Latin American sales advanced 10.5% on 8.3% volume growth. In the corn refining business's other international markets, chiefly Asia, sales grew 4.2%. The benefits of a 14% volume increase in the region were substantially offset by the effect of the strong dollar against Asian currencies.

RESTRUCTURING AND SPIN-OFF CHARGES

     On June 19, 1997 the Company announced that it had taken a restructuring charge of $242 million ($155 million after taxes or $1.08 per share) and a charge associated with the spin-off of the corn refining operations of $86 million ($64 million after taxes or $.45 per share).

        The restructuring charge pertains to all of the Company's continuing operations with approximately 50% for the consumer foods business, 35% for the baking business, and 15% for reductions in corporate overhead. The majority of the activities to be undertaken in the consumer foods business pertain to the European and North American operations and include the sale of certain non-core businesses, plant closings, and the reorganization of administrative functions. The baking business restructuring includes continued consolidation and reconfiguration of the manufacturing and distribution systems and processes to improve overall business efficiency and effectiveness.

     The spin-off charge represents the cost of separating the corn refining operations from the Company and includes direct costs such as fees in the legal, tax and investment banking areas, as well as other costs for the separation of facilities that were used to produce both consumer foods and corn-derived products. A major part of the spin-off charge relates to restructuring as well as staffing reductions in the corn refining business, mainly in its international operations.

     For more information on these charges see note four in the Notes to Consolidated Financial Statements on page six of this report.

                            PART II OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS

     In previous reports concerning the site of a former subsidiary, Ott Chemical Company located in Muskegon, Michigan, the Company reported that it had been held liable under the Comprehensive Environmental Response, Compensation and Liability Act, in a 1991 decision by the U.S. District Court for the Western District of Michigan. The Company also previously reported that on July 14, 1995, the U.S. Court of Appeals for the Sixth Circuit reversed the District Court's finding of liability against the Company and that following such reversal, the Court of Appeals directed an en banc rehearing of the decision which was held on December 6, 1995. On May 13, 1997, the Court of Appeals, sitting en banc, reaffirmed the Sixth Circuit's reversal of the District Court finding. The government has filed an Application for an Extension of Time within which to file a Petition for Certiorari up to and including September 10, 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)  Exhibits pursuant to Item 601 of Regulation S-K.

         Exhibit 11 - Statements re: computation of earnings per common share (Part I data)

         Exhibit 12 - Statement regarding the computation of ratios of earnings to fixed charges.

     b)  Reports on Form 8-K.

         There was one (1) report filed on Form 8-K during the second quarter of 1997. This report was dated June 24, 1997, and was filed under "Item 5. Other Events" regarding the restructuring and spin-off charges recorded in the second quarter.

                     CPC INTERNATIONAL INC. AND SUBSIDIARIES




                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          CPC INTERNATIONAL INC.




   DATE:         August 13, 1997

                                           /S/  Bernard H. Kastory
                                          --------------------------------------
                                          (Bernard H. Kastory)
                                          Senior Vice President, Finance
                                          and Administration




   DATE:         August 13, 1997
                                          /S/ Rainer H. Mimberg
                                          --------------------------------------
                                          (Rainer H. Mimberg)
                                           Vice President, Finance & Comptroller

                                EXHIBIT INDEX
                                -------------





         Exhibit 11 Statements re: computation of earnings per common share (Part I data)

         Exhibit 12 Statement regarding the computation of ratios of earnings to fixed charges.

         Exhibit 27   Financial Data Schedule