Form 10-Q
period 1997-09-30
CPC INTERNATIONAL INC
filed 1997-11-13
CIK 25350

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                  ------------

                                    FORM 10-Q
                                  -------------


Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                      FOR QUARTER ENDED SEPTEMBER 30, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                                 Yes [X]  No [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

           CLASS                               OUTSTANDING AT SEPTEMBER 30, 1997
Common Stock, $.25 par value                            143,829,849 shares

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     CPC INTERNATIONAL INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                         Three Months Ended           Nine Months Ended
($ Millions except per share amounts)                       September 30,                September 30,
                                                      ----------------------       ----------------------
                                                        1997           1996          1997           1996
                                                      -------        -------       -------        -------
Net sales                                             $ 2,024        $ 2,034       $ 6,278        $ 6,295
Cost of sales                                           1,123          1,151         3,505          3,595
                                                      -------        -------       -------        -------

Gross profit                                              901            883         2,773          2,700

Operating expenses                                        623            614         1,979          1,948
Restructuring charge                                       --             --           242             --
                                                      -------        -------       -------        -------
Operating income                                          278            269           552            752
                                                      -------        -------       -------        -------

Financing costs                                            42             37           119            110
                                                      -------        -------       -------        -------

Income from continuing operations before
    income taxes                                          236            232           433            642
Provision for income taxes                                 85             86           156            238
                                                      -------        -------       -------        -------
                                                          151            146           277            404
Minority stockholders' interest                             4              6            17             16
                                                      -------        -------       -------        -------
    Income from continuing operations                     147            140           260            388

Income from discontinued operations,
    net of income taxes  ($5 -1997; $5 -1996;
    $1 -1997; $22 -1996)                                    8              8            --             36
Loss on disposal of discontinued operations
    net of income taxes ($4 - 1997; $26 - 1997)           (18)            --           (82)            --
                                                      -------        -------       -------        -------
Net income                                            $   137        $   148       $   178        $   424
                                                      =======        =======       =======        =======

Average common shares outstanding                       143.7          144.3         143.6          145.0

EARNINGS (LOSS) PER COMMON SHARE:
    Continuing operations                             $  1.00        $  0.95       $  1.75        $  2.61
    Discontinued operations                              0.05           0.05            --           0.25
    Loss on disposal of discontinued operations         (0.12)            --         (0.57)            --
                                                      -------        -------       -------        -------
Net income                                            $  0.93        $  1.00       $  1.18        $  2.86
                                                      =======        =======       =======        =======

CASH DIVIDENDS DECLARED PER COMMON
         SHARE                                        $  0.45        $  0.41       $  1.27        $  1.17

------------
 See notes to financial statements.

                     CPC INTERNATIONAL INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                (Unaudited)
($ Millions)                                                                   Sept. 30, 1997  Dec. 31, 1996
                                                                               --------------  -------------
ASSETS
Current assets
    Cash and cash equivalents                                                      $   170        $   131
    Notes and accounts receivable, net                                               1,178          1,177
    Inventories                                                                        873            890
    Prepaid expenses                                                                    68             86
    Deferred tax asset                                                                  70             47
                                                                                   -------        -------
        Total current assets                                                         2,359          2,331
                                                                                   -------        -------
Investments in and loans to unconsolidated affiliates                                   26             23
                                                                                   -------        -------
Plant and properties                                                                 3,477          3,522
Less accumulated depreciation                                                        1,555          1,499
                                                                                   -------        -------
                                                                                     1,922          2,023
                                                                                   -------        -------
Excess cost over net assets of businesses acquired and other
    intangible assets (net of accumulated amortization of $274 and $245)             1,741          1,660
Net assets of discontinued operations                                                  941          1,025
Other assets                                                                           165            189
                                                                                   -------        -------
                                                                                   $ 7,154        $ 7,251
                                                                                   =======        =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Notes and drafts payable                                                       $ 1,030        $   869
    Accounts payable and accrued liabilities                                         1,412          1,510
    Income taxes payable                                                                94             81
    Dividends payable                                                                   65             59
                                                                                   -------        -------
        Total current liabilities                                                    2,601          2,519
                                                                                   -------        -------
Non-current liabilities                                                                753            767
                                                                                   -------        -------
Long-term debt                                                                       1,696          1,681
                                                                                   -------        -------
Deferred taxes on income                                                                24             43
                                                                                   -------        -------
Minority interest                                                                      115            157
                                                                                   -------        -------
Stockholders' equity
    Preferred stock, authorized 25 million shares $1 par value                          --             --
    Designations: Series A ESOP convertible 3 million shares designated
        2.0 million shares issued at stated value (1996: 2.1 million shares)           182            187
    Series A Junior Participating 600,000 shares designated - none issued               --             --
    Common stock authorized 900 million shares $.25 par value - issued
        195.3 million shares                                                            49             49
    Capital in excess of par value of stock                                            206            187
    Unearned ESOP compensation                                                        (104)          (111)
    Cumulative translation adjustment                                                 (370)          (259)
    Common stock in treasury at cost - 51.4 million shares (1996: 51.6
        million shares)                                                             (1,518)        (1,499)
    Retained earnings                                                                3,520          3,530
                                                                                   -------        -------
        Total stockholders' equity                                                   1,965          2,084
                                                                                   -------        -------
                                                                                   $ 7,154        $ 7,251
                                                                                   =======        =======

-----------
See notes to financial statements.

                     CPC INTERNATIONAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  Nine Months Ended
($ Millions)                                                        September 30,
                                                                 ------------------
                                                                  1997         1996
                                                                 -----        -----
Cash flows from (used for) operating activities
Net income from continuing operations                            $ 260        $ 388
Non-cash charges (credits) to net income:
    Depreciation and amortization                                  197          204
    Deferred taxes                                                 (27)          11
    Restructuring charge                                           242           --
Other, net                                                          14           14
Changes in trade working capital:
    Notes and accounts receivable and prepaid expenses               2          (17)
    Inventories                                                     (4)         (90)
    Accounts payable and accrued liabilities                      (186)          76
Net cash flows from discontinued operations                        122         (144)
                                                                 -----        -----
Net cash flows from operating activities                           620          442
                                                                 -----        -----

Cash flows from (used for) investing activities
Capital expenditures paid                                         (210)        (230)
Proceeds from the disposal of plants and properties                 10            5
Businesses acquired                                               (282)         (11)
Net investing activities of discontinued operations                (83)        (188)
                                                                 -----        -----
Net cash flows used for investing activities                      (565)        (424)
                                                                 -----        -----
Net cash flows after investments                                    55           18
                                                                 -----        -----

Cash flows from (used for) financing activities
Purchase of treasury stock                                         (39)        (186)
Repayment of long-term debt                                        (78)        (167)
New long-term debt                                                  66          330
Net change in short-term debt                                      201          101
Dividends paid on common stock                                    (177)        (166)
Dividends paid on preferred stock                                   (7)          (8)
Common stock issued                                                 20           23
Other liabilities (assets)                                           5           39
                                                                 -----        -----
Net cash flows (used for) provided by financing activities          (9)         (34)
                                                                 -----        -----
    Effects of exchange rate changes on cash                        (7)          (3)
                                                                 -----        -----
    Increase (decrease) in cash and cash equivalents                39          (19)
                                                                 -----        -----
    Cash and cash equivalents, beginning of year                   131          172
                                                                 -----        -----
Cash and cash equivalents, end of period                         $ 170        $ 153
                                                                 =====        =====

--------------
See notes to the financial statements.

                     CPC INTERNATIONAL INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

($ Millions)                                Preferred
                                              Stock                   Capital in   Unearned    Cumulative
                                             Series A     Common      Excess of      ESOP      Translation   Treasury     Retained
                                              ESOP        Stock       Par Value  Compensation  Adjustment    Stock        Earnings
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                   $   187      $    49      $   187     $  (111)     $  (259)     $(1,499)     $ 3,530

Net income for the period                                                                                                     178

ESOP compensation earned                                                                 7

ESOP shares redeemed                              (5)                       (3)

Dividends:
    Common stock                                                                                                             (183)

    Series A ESOP preferred stock
      dividends, net of taxes                                                                                                  (5)

Translation adjustment for the period                                                              (111)

Shares issued for:
    Stock options, deferred compensation
      and restricted stock awards                                           22                                    20

Treasury stock acquired                                                                                          (39)
                                             =======      =======      =======     =======      =======      =======      =======
Balance, September 30, 1997                  $   182      $    49      $   206     $  (104)     $  (370)     $(1,518)     $ 3,520
                                             =======      =======      =======     =======      =======      =======      =======




----------------
See notes to financial statements.

                     CPC INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       INTERIM FINANCIAL STATEMENTS

         The unaudited consolidated interim financial statements included herein were prepared by management and reflect all adjustments (consisting solely of normal recurring items) which are, in the opinion of management, necessary to present a fair statement of the results of operations for the interim periods ended September 30, 1997 and 1996 and the financial position as of September 30, 1997 and December 31, 1996.

         References to "the Company" are to CPC International Inc. and its consolidated subsidiaries. These statements should be read in conjunction with the consolidated financial statements and the related footnotes to these statements contained in the Company's Annual Report to Stockholders which were incorporated by reference in Form 10-K for the fiscal year ended December 31, 1996.

2.       DISCONTINUED OPERATIONS

         On February 26, 1997, the Company announced its intention to spin off its worldwide corn refining business to shareholders subject to IRS approval as a tax free transaction, which approval has been received. In accordance with Accounting Principles Board No. 30 (APB 30), the Company has accounted for this transaction as a discontinued operation and accordingly, the revenues, costs and expenses, assets, liabilities and cash flows of the corn refining business have been excluded from the respective captions in the financial statements and have been reported separately as discontinued operations. The spin-off transaction is expected to be completed by the end of 1997.

         Summarized financial information for the discontinued operations as required by APB 30 is set forth below:

                                                         For the Three Months Ended               For the Nine Months Ended
                                                    -------------------------------------    -------------------------------------
($ Millions, except per share amounts)               Sept. 30, 1997      Sept. 30, 1996      Sept. 30, 1997      Sept. 30, 1996
                                                    -----------------    ----------------    ---------------    ------------------
Net sales                                                      $ 321               $ 358              $ 931               $1,020
Income before income taxes                                        14                  13                  3                   60
Net income                                                         8                   8                ---                   36
Earnings per share                                             $0.05               $0.05              $0.00               $ 0.25


($ Millions)                                             Sept. 30, 1997              Dec. 31, 1996
                                                     -----------------------     -----------------------
Current assets                                                       $  399                      $  420
Current liabilities                                                     311                         273

Total assets                                                          1,625                       1,649
Total liabilities                                                       684                         624
                                                     =======================     =======================
Net assets of discontinued operations                                $  941                      $1,025
                                                     =======================     =======================

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

     FAS 130, "Reporting Comprehensive Income," was issued in June, 1997 and is effective for the Company's 1998 fiscal year. This statement requires the reporting of comprehensive income as part of a full set of financial statements. The Company will comply with the requirements of this Statement.

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

     The restructuring charge and its utilization is summarized below:

($ Millions)                                                                      Charge           To be Utilized in
                                                           1997 Charge           Utilized            Future Periods
                                                         -----------------    ---------------     ---------------------
Employee costs                                                       $108               $  2                       $106
Plant and support facilities                                           94                 84                         10
Other                                                                  40                  2                         38
                                                         -----------------    ---------------     ---------------------
Total                                                                $242               $ 88                       $154
                                                         =================    ===============     =====================

     At September 30, 1997, $131 million of the restructuring charge was included in current liabilities.

     During the second quarter, the Company also recorded a pre-tax charge of $86 million related to the spin-off/restructuring of its corn refining operations. The spin-off portion of the charge includes direct costs of spinning off this business such as fees in the legal, tax and investment banking areas. The restructuring portion contains other costs for the separation of facilities that were used to produce both consumer foods and corn-derived products including staffing reductions. These restructuring actions are taking place mainly in the international operations of the corn refining business.

     During the third quarter of 1997, the Company recorded an additional pre-tax charge of $23 million related to finalization of plans regarding certain spin-off/restructuring elements.

     The spin-off/restructuring charges comprising the loss on disposal of discontinued operations is summarized below:

($ Millions)                                          Charge    To be Utilized in
                                      1997 Charge    Utilized    Future Periods
                                       -------       -------       -------
Spin-off Costs                         $    15       $     3       $    12
                                       =======       =======       =======

Restructuring Charge
Employee costs                              54             8            46
Plant and support facilities                23            15             8
Other                                       17             7            10
                                       -------       -------       -------
Total                                  $    94       $    30       $    64
                                       =======       =======       =======

5.       INVENTORIES

         Inventories are summarized as follows:

($ Millions)                          Sept. 30, 1997  Dec. 31, 1996
                                        -----------    -----------
Finished and goods in process           $       567    $       559
Raw materials                                   189            206
Supplies                                        117            125
                                        -----------    -----------
                                        $       873    $       890
                                        ===========    ===========

6.       LONG-TERM DEBT

         Long-term debt is summarized as follows:

($ Millions)                                             Sept. 30, 1997    Dec. 31, 1996
                                                           -----------      -----------
7.71% ESOP guaranteed notes due December 2004              $       139      $       147
5.625% -- 6.75% pollution control revenue bonds
    due 2007-2016                                                   15               15
6.15% notes due 2006                                               300              300
7.25% notes due 2026                                               300              300
Medium term notes at various rates due 1998-2005                   200              200
5% Swiss franc debentures                                          137              159
6.75% German mark debentures                                       115              131
Commercial paper supported by revolving
    credit agreements                                              150              150
Other secured and unsecured notes and loans
    at various rates and due dates                                 406              325
                                                           -----------      -----------
                                                                 1,762            1,727
                                                           -----------      -----------
Less current maturities                                             66               46
                                                           -----------      -----------
                                                           $     1,696      $     1,681
                                                           ===========      ===========

     On August 18, 1997, the Company's Registration Statement for borrowings of up to $500 million to be offered on a delayed or continuous basis pursuant to Rule 415 under the Securities Act of 1933 was declared effective. On October 24, 1997, the Company issued Medium Term Notes under this Registration Statement as follows: $100 million of 5.6% Notes due 2097 and $150 million of 7% Notes due 2017.

7.       CONSOLIDATED STATEMENTS OF CASH FLOWS

         Supplementary information for the consolidated statements of cash flows is set forth below:

($ Millions)                                                       Nine Months Ended Sept. 30,
                                                                      1997           1996
                                                                   -----------    -----------
         Cash paid during the period for:
                  Interest                                         $       124    $       126
                  Income taxes                                             143            188

         Details of businesses acquired were as follows:
                  Fair value of assets acquired                    $       308    $        11
                  Less:  Liabilities assumed                                26             --
                                                                   -----------    -----------
                  Net cash paid                                    $       282    $        11
                                                                   ===========    ===========

8. ACQUISITIONS

     During 1997, the Company purchased, for a total of $282 million, additional ownership interests in two affiliates where it did not own 100% and the Starlux business in Spain. This business has annual sales of approximately $160 million and includes Starlux bouillons and meal dishes, and Nocilla chocolate hazlenut spread. Starlux products are marketed in both the retail and foodservice sectors.

9.       FINANCIAL INSTRUMENTS

     The Company's policies regarding hedging foreign currency cash flows and commodities are set forth in the Annual Report to Stockholders which was filed with the Commission as Exhibit 13 to Form 10-K for the year ended December 31, 1996.

     At September 30, 1997, the Company had forward exchange contracts to deliver $308 million of foreign currencies comprising $15 million in German marks, $13 million in Swiss francs, $39 million in Italian lira, $48 million in Dutch guilders, $47 million in French francs, $121 million in Spanish peseta, and $25 million in various other currencies. The Company also had, at September 30, 1997, contracts to purchase $89 million worth of foreign currencies comprising $13 million in Norwegian kroner, $56 million in Swiss francs, $13 million in Dutch guilders, and $7 million in various other currencies.

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

     The Company's corn refining operations (discontinued) had an unrealized gain on corn future contracts of $2.4 million at September 30, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     For the three months ended September 30, 1997, the Company had net income of $136.5 million or $0.93 per common share compared with net income of $148.2 million or $1.00 per common share in the same quarter last year. However this year's results included an after-tax charge of $18.2 million or $0.12 per common share related to additional charges for the spin-off and restructuring of the corn refining business. Net income and earnings per share from continuing business of $146.4 and $1.00 increased 4.3% and 5.3%, respectively. Strong margin improvements, volume gains and a lower effective tax rate more than compensated for currency declines. The Company's corn refining (discontinued) operations reported net income and earnings per share of $8.3 million or $0.05 per share compared with $7.8 million or $0.05 per share last year.

     Worldwide sales from continuing operations for the three months ended September 30, 1997 were $2.0 billion, .5% lower than sales in the same quarter last year. Third quarter sales were negatively impacted by the stronger U.S. dollar against European currencies compared to last year.

     For the nine months ended September 30, 1997, the Company had net income of $177.5 million or $1.18 per common share compared with net income of $424.4 million or $2.86 per share last year. The results for 1997 include after-tax charges of $155.1 million ($1.08 per share) and $82.6 million ($0.57) per share) for the second quarter restructuring charge and the spin-off charge, respectively (see discussion under Restructuring and Spin-Off Charges below). Excluding the restructuring charge, the continuing operations had net income of $414.8 million or $2.83 per share compared with $387.8 million or $2.61 per share last year. Strong margin improvements, volume gains and a lower effective tax rate more than compensated for currency declines. The Company's corn refining (discontinued) operations reported net income and earnings per share of $0.4 million or $0.00 per share compared with $36.6 million or $0.25 per share last year, respectively.

     Worldwide sales from continuing operations for the nine months ended September 30, 1997 were $6.3 billion, the same as last year despite the negative impact of the stronger U.S. dollar against European currencies.

   Divisional results below exclude the effect of restructuring and spin-off charges

BEST FOODS PERFORMS WELL COMPARED TO STRONG QUARTER LAST YEAR

     Best Foods, CPC's North American business, posted a fractional sales decline but nevertheless growth in operating income of 1.2%, compared to the third quarter last year when operating income rose 9%. Best Foods' volume gain of 1.6% partially offset the negative effects of unfavorable product mix and increased trade expenditures. The third quarter included good growth in the division's dressings business, chiefly Hellmann's and Best Foods mayonnaise and pourable dressings. Volumes of Knorr products advanced robustly again this quarter, while Skippy peanut butter volumes remained level and volumes of Mueller's pasta were slightly lower.

     For the nine-month period, Best Foods reported 2.4% sales growth on a 2.1% volume gain, and an advance in operating income of 5.7%, compared to the prior year.

INTERNATIONAL RESULTS

     CPC's European branded foods business posted a third-quarter sales decline of 3.3%, entirely due to the negative impact of weaker European currencies. Volumes grew 3.1%, including the addition of the Starlux business in Spain at the end of the third quarter. Operating income was 9.2% higher on increased volume and strong margin improvements. Excluding the negative effect of European currencies, operating income grew 17%.

     For the first nine months, CPC Europe reported a sales decline of 3.4%, although volumes advanced 1.9%. Operating income for the period rose a robust 10.1%.

     CPC's Latin American branded foods business recorded a third-quarter sales advance of 3% on a 2.5% volume gain. Operating income was 1.4% higher for the period, with the effect of volume growth overcoming lower margins.

     Nine-month results for Latin America showed gains of 3.7% and 3% in sales and operating income, respectively, compared against a strong comparable period last year.

     CPC's Asian branded foods business posted a slight third-quarter sales decline, but an operating income advance of 13%. The sales decline reflects the sale of the Korean business in the fourth quarter of 1996. For the nine months, CPC's Asian sales were 2.4% lower, but operating income advanced 2.1%.

BAKING DIVISION SHOWS CONTINUED PROGRESS

     CPC's baking business, which was tripled in size two years ago with the acquisition of Entenmann's and other leading brands, continued largely to meet CPC's acquisition objectives. Sales in the quarter rose 3.4%, and operating income was up 4.5%. For the nine-month period sales and operating income were 2.2% and 1.9% higher, respectively. Volumes of Thomas' products and Oroweat and Freihofer's breads rose solidly, while sales of sweet baked goods, chiefly under the Entenmann's brand, were slightly lower. The new Entenmann's Light line, introduced in April, and the Entenmann's cereal bars continued to perform well in the third quarter, During the quarter, the business launched an Entenmann's soft cookie line, which has been well received by the trade and consumers.

CORN REFINING RESULTS CONTINUE TO REFLECT OVER-CAPACITY IN N.A. HFCS SECTOR

     CPC's corn refining business, scheduled for spin-off by year's end, continued to show the effects in North America of the over-capacity in the high fructose corn syrup sector of the industry and resulting pricing difficulties. Outside North America, volumes grew substantially, chiefly from increased use of CPC's high maltose corn syrup in the Latin American brewing industry. Operating income from the international corn refining operations grew at double-digit rates in both the quarter and the nine-month period.

     For the corn refining business as a whole, sales in the third quarter were 10.4% lower, while operating income was down 2.1%, reflecting price declines, offset in part by a better product mix and lower corn prices.

RESTRUCTURING AND SPIN-OFF CHARGES

     During the third quarter of 1997, the Company recorded an additional spin-off/restructuring charge of $22.8 million ($18.2 million after taxes or $.12 per share) related to the finalization of certain spin-off plans for the discontinued operations. This, together with the second quarter spin-off/restructuring charge of $85.8 million ($64.4 million after taxes or $.45 per share), brings the total spin-off/restructuring charge to $108.6 million ($82.6 million after taxes or $.57 per share). These charges represent the cost of separating the corn refining operations from the Company and includes direct costs such as fees in the legal, tax and investment banking areas, and other costs of a restructuring nature for the separation of facilities that were used to produce both consumer foods and corn-derived products including staffing reductions. These actions are taking place mainly in the international operations of the corn refining business.

     During the second quarter of 1997, the Company recorded a restructuring charge of $242.3 million ($155.1 million after taxes or $1.08 per share).
This charge pertains to all of the Company's continuing operations with approximately 50% for the consumer foods business, 35% for the baking business, and 15% for reductions in corporate overhead. The majority of the activities to be undertaken in the consumer foods business pertain to the European and North American operations and include the sale of certain non-core businesses, plant closings, and the reorganization of administrative functions. The baking business restructuring includes continued consolidation and reconfiguration of the manufacturing and distribution systems and processes to improve overall business efficiency and effectiveness.

     For more information on these charges see note four in the Notes to Consolidated Financial Statements on page six of this report.

NAME CHANGE

     On October 17, 1997, the Company announced that effective January 1, 1998, it will change its name to Bestfoods. This name change is being made in connection with the spin-off of the Company's corn refining business. The New York Stock Exchange symbol for Bestfoods will be BFO, as of January 2, 1998.

                          PART II OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS

     In previous reports concerning the site of a former subsidiary, Ott Chemical Company located in Muskegon, Michigan, the Company reported that it had been held liable under the Comprehensive Environmental Response, Compensation and Liability Act, in a 1991 decision by the U.S. District Court for the Western District of Michigan. The Company also previously reported that on July 14, 1995, the U.S. Court of Appeals for the Sixth Circuit reversed the District Court's finding of liability against the Company and that following such reversal, the Court of Appeals directed an en banc rehearing of the decision which was held on December 6, 1995. On May 13, 1997, the Court of Appeals, sitting en banc, reaffirmed the Sixth Circuit's reversal of the District Court finding. The Company also reported that the government filed an Application for an Extension of Time within which to file a Petition for Certiorari up to and including September 10, 1997. Petitions for Certiorari were filed by the U.S. government and the State of Michigan and the Company has filed a Brief in Opposition to Certiorari. The U.S. Supreme Court is expected to rule on the Petition for Certiorari in late 1997 or early 1998.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)  Exhibits pursuant to Item 601 of Regulation S-K.

         Exhibit 11 - Statements re: computation of earnings per common share (Part I data)

         Exhibit 12 - Statement regarding the computation of ratios of earnings to fixed charges.

     b)  Reports on Form 8-K.

         There were no reports filed on Form 8-K during the third quarter of 1997.

                     CPC INTERNATIONAL INC. AND SUBSIDIARIES




                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                             CPC INTERNATIONAL INC.




DATE: November 12, 1997

                              /S/ Bernard H. Kastory
                              --------------------------------
                              (Bernard H. Kastory)
                              Senior Vice President, Finance
                              and Administration




DATE: November 12, 1997
                              /S/ Rainer H. Mimberg
                              ---------------------------------
                              (Rainer H. Mimberg)
                              Vice President, Finance & Comptroller