Form 10-K
period 1997-12-31
BESTFOODS
filed 1998-03-30
CIK 25350

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

      FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997 COMMISSION FILE NUMBER
                                    1-4199

                                    BESTFOODS
            (Exact name of registrant as specified in its charter)

                  DELAWARE                            36-2385545
(State or other jurisdiction of          (I.R.S. employer identification number)
incorporation or organization)

      700 SYLVAN AVENUE
      INTERNATIONAL PLAZA
      ENGLEWOOD CLIFFS, NEW JERSEY                                07632-9976
          (Address of principal executive office)                 (Zip Code)

(Registrant's telephone number, including area code)              201-894-4000

         SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

      Title of each class               Name of each exchange where registered
      Common Stock par value            New York, Chicago, Pacific, Frankfurt,
      $.25 per share                    London, Paris, Swiss

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


                              Yes       X       No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to its Form 10-K [ ]

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


                                                            Aggregate market value
                                    Outstanding at            held by non-affiliates at
      Class                         January 31, 1998             January 31, 1998
---------------------------------------------------------------------------------------
Common stock, par value $.25        144,054,968                   $14,045,359,380


                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of registrant's Annual Report to Stockholders for the year ended December 31, 1997 are incorporated into Part I and Part II hereof.

2. Portions of the registrant's Proxy Statement dated March 12, 1998 are incorporated into Part III hereof.

                                     PART I

ITEM 1. BUSINESS.

      Bestfoods and its consolidated subsidiaries (the "Company") is a worldwide business, principally engaged in one industry segment, consumer foods. Following the spin-off of its corn refining business on December 31, 1997, the Company changed its name to Bestfoods. The development of the Company's business since the beginning of 1997 and financial information on geographical divisions are described in the 1997 Annual Report to Stockholders (the "Annual Report"), the following portions of which are incorporated herein by reference:

         -        Text on pages 6 through 14 under the heading "Business
                  Review."

         - Text on pages 16 and 17 under the heading "Bestfoods Values and Policies."

         - Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 18 through 22.

         - Financial Statements and Notes to Consolidated Financial Statements on pages 23 through 38.

      The Company employs approximately 44,200 people of whom approximately 29,400 are located outside the United States. Total employee costs amounted to $1.8 billion in 1997 compared with $1.9 billion and $1.5 billion in 1996 and 1995, respectively.

      The Company's products are manufactured from various agricultural raw materials including soybean and other vegetable oils, peanuts, and wheat, all of which are expected to continue to be, in adequate supply. As prices of these raw materials depend on a number of unpredictable factors, such as, farm plantings and weather, which cannot always be fully protected through hedging, fluctuations in raw material prices may have an effect on the Company's earnings.

      The Company's products are manufactured and sold primarily by the sales organizations of its various operating units and subsidiaries. Exports represent a small portion of total net sales. Mayonnaise sales accounted for 13 percent, 13 percent and 13.5 percent of consolidated net sales in 1997, 1996 and 1995, respectively.

       The Company has approximately 2,320 trademarks, some of which are of significant importance to the Company. The Company also has over 846 patents of various durations, some of which are licensed to affiliates and joint ventures in which the Company or an affiliate participates. No individual patent has a material effect on the earnings of the Company.

      The Company's products, both within the United States and abroad, generally face strong competition, and as a result, the Company engages in extensive marketing, advertising and promotional activities. The Company also conducts market research to assist in determining consumer preferences. The amount spent on these activities was $978 million in 1997, $932 million in 1996 and $827 million in 1995.

      In addition, the Company conducts product and process research and development activities. Research related to food and food technology is conducted at facilities in Somerset, New Jersey; Bay Shore, New York; Heilbronn, Germany; and Thayngen, Switzerland.

      Research has resulted in the development of new and improved products based on studies in nutrition, food technology, vegetable oils, enzymes, carbohydrates, and carbohydrate-derived products, as well as developments and improvements in process technology. The amount spent for research and development in 1997, 1996, and 1995 was $66 million, $71 million and $66 million, respectively. Approximately 720 full-time professional employees were engaged in such activities during 1997.

      The Company operates in more than 60 countries, and accordingly, operations are subject to varying degrees of political risk and uncertainty. Loss of earnings from any one country other than the United States and Germany would not have a material adverse effect on the Company as a whole. Also, because of its diversity, the Company is subject to fluctuations in foreign currencies which could affect earnings. As a practical matter it is not feasible to cover these fluctuations with currency hedges. However, the Company does maintain a policy to hedge its exposure to foreign currency cash flows.

ITEM 2. PROPERTIES.

      The Company's headquarters buildings in Englewood Cliffs, New Jersey are held under a lease which, including all renewal terms, expires in May 2019. The Company owns or leases other property appropriate to its business, including distribution centers and warehouses. None of the leases involved are considered to be a material lease.

      The Company has a total of 142 operating plants, of which 33 are in the United States, 3 in Canada, 42 in Europe, 23 in Africa and the Middle East, 22 in Latin America, and 19 in Asia. In general, it is the Company's belief that its plants are suitable and adequate for its needs, and, subject to fluctuations in market demand, are fully utilized.

      Included below is a complete listing of all plants owned and operated by the Company and its subsidiaries as of December 31, 1997. Based on past loss experience, the Company believes it is adequately insured in respect of those assets, and for liabilities which are likely to arise from its operations.

UNITED STATES: ARKANSAS-Little Rock; CALIFORNIA-Montebello, San Francisco; COLORADO-Denver; CONNECTICUT-Greenwich; FLORIDA-Miami, Riviera Beach; ILLINOIS-Argo, Chicago, Franklin Park, Northlake; INDIANA-Indianapolis; MARYLAND-Frederick; NORTH CAROLINA-Asheboro, Gastonia; NEW JERSEY-Bayonne, Jersey City; NEW YORK-Albany (2), Bay Shore (2), Hudson, Plattsburg; OREGON-Beaverton; PENNSYLVANIA-Hazleton; TEXAS-Dallas, Irving; VERMONT-Burlington; WISCONSIN-Germantown, Milwaukee (2), Oconomowoc; PUERTO RICO-Arecibo

CANADA: QUEBEC-Baie d'Urfe, Pointe Claire (2)

EUROPE: AUSTRIA-Wels; CZECH REPUBLIC-Zabreh; DENMARK-Levring, Vadum; FRANCE-Duppigheim (2), Faverolles, Grande Synthe, Ludres (Nancy), Verneuil; GERMANY-Auerbach, Bremen, Cloppenburg, Heilbronn, Krefeld, Krumbach, Reinbek, Stavenhagen, Wittingen; GREECE-Schimatari; HUNGARY-Roszke; IRELAND-Dublin; ITALY-Sanguinetto; NETHERLANDS-Baarn, Loosdrecht; POLAND-Poznan (2), Torun; PORTUGAL-Carregado; ROMANIA-Otopeni;SPAIN-Martorell, Montmelo;
SWEDEN-Simrishamn; SWITZERLAND-Carouge, Thayngen; UNITED KINGDOM-Bristol, Burton-on-Trent, Crumlin, Erith, Lifton, Paisley, Redditch

LATIN AMERICA: ARGENTINA-Barracas, Florida, Mendoza, Pilar, Tucuman; BRAZIL-Cabo, Campina Grande, Garanhuns, Mogi-Guacu, Pouso Alegre; CHILE-Llay-Llay; COLOMBIA-Barranquilla (2), Cali; COSTA RICA-Alajuela; DOMINICAN REPUBLIC-Santo Domingo; MEXICO-Aguascalientes, Aguida, Lerma; PERU-Callao; VENEZUELA-Maracay, Valencia

AFRICA & MIDDLE EAST: ISRAEL-Arad, Arara, Barkan, Hadera, Haifa, Zefat; JORDAN-Wadi Dleil; KENYA-Nairobi; MOROCCO-Casablanca; SAUDI ARABIA-Yanbu; SOUTH AFRICA-Cape Town, Durban (3), East London, Estcourt, Johannesburg, Kimberley, Klerksdrop (2), Vryheid; TURKEY-Cayirova, Kartal

ASIA: CHINA-Beijing, Conghua, Feng Xian, Weifang; HONG KONG-Tai Po; INDIA-Dharwar, Thane; INDONESIA-Purwakarta; MALAYSIA-Kuala Lumpur; PAKISTAN-Faisalabad, Pernawan; PHILIPPINES-Cavite, Las Pinas, Paranaque; SRI LANKA-Katana; TAIWAN-Hsin Chu Hsien; THAILAND-Bangpoo, Gateway City; VIET NAM-Bien Hoa

ITEM 3. LEGAL PROCEEDINGS.

      In previous reports concerning the site of a former subsidiary, Ott Chemical Company, located in Muskegon, Michigan, the Company reported that it had been held liable under the Comprehensive Environmental Response, Compensation and Liability Act, in a 1991 decision by the U.S. District Court for the Western District of Michigan. The Company also previously reported that on July 14, 1995, the U.S. Court of Appeals for the Sixth Circuit reversed the District Court's finding of liability against the Company and that following such reversal, the Court of Appeals directed an en banc rehearing of this decision, which reaffirmed the Sixth Circuit's reversal. The Company also reported previously that the U.S. government and the State of Michigan petitioned the U.S. Supreme Court for certiorari. The government's petition for certiorari was granted on December 12, 1997 and the case was heard on March 24, 1998. The court's ruling is expected by June 30, 1998.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      Not applicable.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

      Set forth below are the names and ages of all elected officers of the Registrant, as of December 31, 1997, indicating their positions and offices with the Registrant and the period of time during which each has served as such:

           Name              Age   All positions and offices with the Registrant
           ----              ---   ---------------------------------------------
Charles R. Shoemate          58    Chairman of the Board since September 1990;
                                   Chief Executive Officer since August 1990;
                                   President since October 1988; Vice President,
                                   1984 - October 1988 and Director since
                                   October 1988.

Robert J. Gillespie          55    Executive Vice President since July 1995;
                                   Senior Vice President November 1991 - July
                                   1995; Vice President 1980 - November 1991 and Director since October 1988.

Alain Labergere              63    Executive Vice President since July 1995;
                                   Senior Vice President October 1991 - July
                                   1995; Vice President January 1991 - November
                                   1991 and Director since December 1992.

Richard P. Bergeman          59    Senior Vice President since March 1997; Vice
                                   President since 1982.

Bernard H. Kastory           52    Senior Vice President since March 1997; Vice
                                   President since 1992.

Axel C.A. Krauss             53    Senior Vice President since March 1997; Vice
                                   President since 1992.

Michael J. Bevilacqua        58    Vice President since 1992.

Charles Feldberg             64    Vice President since 1984.

Robert S. Gluck              47    Vice President and Treasurer since May 1997;
                                   Vice President, Finance Corn Products
                                   Division 1995 - April 1997; Vice President,
                                   Business Development, Best Foods Division
                                   1992 - 1995.

Gale L. Griffin              54    Vice President since December 1995;
                                   Director, Corporate Communications December
                                   1991 - November 1995.

Heribert H. Grunert          53    Vice President since April 1995; President
                                   Bestfoods Asia since 1992.

Hanes A. Heller              57    Vice President since December 1995; General
                                   Counsel since April 1997; Secretary since
                                   November 1997; Deputy General Counsel 1987-
                                   November 1995.

Nina Henderson               47    Vice President since September 1997;
                                   President Best Foods Grocery Division since
                                   September 1997; Vice President, Best Foods
                                   Division 1986 - August 1997.

John J. Langdon              57    Vice President since March 1997; President
                                   and Chief Executive Officer Bestfoods Baking
                                   Company since March 1997; President Best
                                   Foods Baking Group  1992 - February 1997.

Rainer H. Mimberg            55    Vice President since March 1997; Comptroller
                                   since June 1997; Senior Vice President,
                                   Finance and Human Resources Bestfoods Europe
                                   1995 - February 1997; Vice President,
                                   Finance Bestfoods Latin America 1990 - 1995.

Luis Schuchinski             60    Vice President since December 1995; Director
                                   Taxes and Insurance 1987 - November 1995.

Anthony J. Simon             52    Vice President since February 1997; Senior
                                   Vice President, Business Development and
                                   Planning and Operations, Bestfoods Europe from 1992 - 1997.

Mohammed Wahby               62    Vice President since December 1995; President
                                   Bestfoods Africa/Middle East Division since
                                   March 1995; Vice President, Bestoods Europe
                                   1993-February 1995.




All officers serve at the pleasure of the Board of Directors.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      Information regarding the Company's common stock and market prices for each quarterly period during the past two years is set forth on pages 40 and 41 of the Annual Report and is incorporated herein by reference.

      The approximate number of equity stockholders as of December 31, 1997 was 26,100.

      The history of the Company's dividends declared for the last two years on pages 40 and 41 of the Annual Report is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

      Selected Financial Data for the ten years ended December 31, 1997 for the Company, as set forth on pages 40 and 41 is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      Management's discussion and analysis of financial condition and results of operations of the Company for the three years ended December 31, 1997, is set forth on pages 18 through 22 of the Annual Report and is incorporated herein by reference.

      On March 17, 1998, the Company's Board of Directors declared a two-for-one stock split of the Company's common stock outstanding on March 31, 1998, to be effective in the form of a 100% stock dividend, payable on April 24, 1998.

      In addition on March 24, 1998, the Company issued $250 million 6.625% notes maturing in 2028 under a shelf registration filed in August 1997. The issuance of these notes completes the authorization under this shelf registration.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      Quantitative disclosure about market risk is set forth on page 32 of the Annual Report under the caption "Financial Instruments" and is incorporated herein by reference.

      Qualitative disclosure about market risk is set forth on pages 28 and 29 of the Annual Report under the caption " Financial Instruments" and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The financial statements comprising the consolidated balance sheets at December 31, 1997 and 1996, and the consolidated statements of income, stockholders' equity and cash flows, and notes to financial statements for each of the years in the three year period ended December 31, 1997 are set forth on pages 23 through 38 of the Annual Report and are incorporated herein by reference.

      Selected quarterly financial data for the years ended December 31, 1997 and 1996, set forth on pages 40 and 41 of the Annual Report is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The Company's Proxy Statement dated March 12, 1998 (the "1998 Proxy Statement") has been filed pursuant to Regulation 14A and is incorporated herein by reference. Information regarding directors of the Registrant is set forth on pages 19 through 26 of the 1998 Proxy Statement under the caption "Election of Directors". Information regarding executive officers of the Registrant is set forth on pages 4 and 5 of this report.

      Information regarding Section 16(a) Compliance is set forth on page 8 of the 1998 Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

      Information regarding executive compensation is set forth on pages 14 through 17 of the 1998 Proxy Statement under the caption "Executive Compensation" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      Information regarding security ownership of certain beneficial owners and management is set forth on pages 18 and 19 of the 1998 Proxy Statement under the caption "Stock Ownership Table" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Not applicable.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

      a)  Financial Statements - See index on page 8.

      b) Reports on Form 8-K - There was one report on Form 8-K filed during the fourth quarter of 1997 regarding the Board of Directors' approval of the spin off of the corn refining operations. This report was filed on December 1, 1997.

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

                                                                  Annual Report
                                                                     Page
                                                                  --------------
       a)  Consolidated statements of income for the years
           ended December 31, 1997, 1996 and 1995                      23

       b)  Consolidated balance sheets for the years ended
           December 31, 1997 and 1996                                24 - 25

       c)  Consolidated statements of cash flows for the
           years ended December 31, 1997, 1996 and 1995                26

       d)  Consolidated statements of stockholders' equity
           for the years ended  December 31, 1997, 1996 and            27
           1995

       e)  Notes to consolidated financial statements               28 - 38

       f)  Independent auditors' report.                              39


2.     FINANCIAL STATEMENT SCHEDULES

            All financial statement schedules have been omitted either because the information is not required or is otherwise included in the financial statements and notes thereto.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March, 1998.


                                                 BESTFOODS
                                     -----------------------------------

                                     By /S/ Charles R. Shoemate
                                     -----------------------------------
                                           Charles R. Shoemate,
                                           Chairman,  President and Chief
                                           Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on the behalf of the Registrant and in the capacities indicated, on the 26th day of March, 1998.

         Signature                              Title

  /S/ Charles R. Shoemate      Chairman, President, and Chief Executive Officer
-----------------------------
    (Charles R. Shoemate)


  /S/ Bernard H. Kastory       Senior Vice President, Finance and Administration
-----------------------------
    (Bernard H. Kastory)


  /S/ Rainer H. Mimberg        Vice President Finance and Comptroller
-----------------------------
    (Rainer H. Mimberg)


  /S/ Theodore H. Black      * Director
-----------------------------
    (Theodore H. Black)


  /S/ Clateo Castellini      * Director
-----------------------------
    (Clateo Castellini)


  /S/ Alfred C. DeCrane, Jr. * Director
-----------------------------
    (Alfred C. DeCrane, Jr.)


  /S/ William C. Ferguson    * Director
-----------------------------
    (William C. Ferguson)


  /S/ Robert J. Gillespie    * Director
-----------------------------
    (Robert J. Gillespie)

  /S/ Ellen R. Gordon          * Director
-------------------------------
    (Ellen R. Gordon)


  /S/ George V. Grune          * Director
-------------------------------
    (George V. Grune)


  /S/ Leo I. Higdon, Jr.       * Director
-------------------------------
    (Leo I. Higdon, Jr.)


  /S/ Richard G. Holder        * Director
-------------------------------
    (Richard G. Holder)


  /S/ Eileen S. Kraus          * Director
-------------------------------
    (Eileen S. Kraus)


  /S/ Alain Labergere          * Director
-------------------------------
    (Alain Labergere)


  /S/ William S. Norman        * Director
-------------------------------
    (William S. Norman)


  /S/ Henrique de Campos       * Director
Meirelles
-------------------------------
    (Henrique de Campos
    Meirelles)


*/S/ Hanes A. Heller
-------------------------------
    (Hanes A. Heller)
    Attorney-in-fact

                                INDEX TO EXHIBITS

 EXHIBIT NO.
---------------
    3 (a) The Certificate of Incorporation as restated January 20, 1998 is filed herewith.

    3 (b)      The By-Laws as amended on January 20, 1998 are filed herewith.

    4 (a) No instruments defining rights of holders of debt securities are included as exhibits because each authorized issue of debt securities is less than 10% of total assets. The Company agrees to furnish a copy of any such instrument upon request.

    4 (b) Rights Agreement dated March 19, 1991 between the Company and First Chicago Trust Company of New York is incorporated by reference to Exhibit 4 (b) of Form 10-K for the year ended December 31, 1991.

    10 (a) The 1984 Stock and Performance Plan is incorporated by reference from Exhibit A to the Prospectus contained in Post-Effective Amendment No. 1 to the Registration Statement on Form S-8, File No. 2-92248.

    10 (b) The 1993 Stock and Performance Plan is incorporated by reference to the Registration Statement filed on Form S-8, File No. 33-49847.

    10 (c) Deferred Compensation Plan for Outside Directors is incorporated by reference to Exhibit 10 (c) of Form 10-K for the year ended December 31, 1996.

    10 (d) Standard form of severance agreement for executive officers of the Company is incorporated by reference to Exhibit 10 of Form 10-Q for the quarter ended June 30, 1996.

    10 (e) Indemnification agreements for all directors and the five most highly compensated executive officers are incorporated by reference to Exhibit 10 (e) of Form 10-K for the year ended December 31, 1996.

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

    10 (i) Executive Life Insurance Plan and Amendment No. 1 related thereto are incorporated by reference to Exhibit 10 (i) of Form 10-K for the year ended December 31, 1994.

    11         Schedule of computation of earnings per share is filed herewith.

      12 Statement regarding the computation of ratios of earnings to fixed charges is filed herewith.

      13 1997 Annual Report to Stockholders is filed herewith. Except for such parts thereof as are expressly incorporated by reference in this Form 10-K, this exhibit is furnished for the information of the Securities and Exchange Commission and is not deemed filed as a part hereof. Graphic material contained in the Annual Report is not included in the electronic filing of this report.

      21       Subsidiaries of the Registrant is filed herewith.

      23       Consent of Independent Auditors is filed herewith.

      24 Powers of Attorney are filed under separate cover with the Commission.

      27       Financial Data Schedule is filed herewith.