Form 10-Q
period 1998-03-31
BESTFOODS
filed 1998-05-15
CIK 25350

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------

                                    FORM 10-Q
                                  -------------

              Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                      FOR THE QUARTER ENDED MARCH 31, 1998

                          COMMISSION FILE NUMBER 1-4199

                                    BESTFOODS
             (Exact name of Registrant as specified in its charter)

                                    DELAWARE
         (State or other jurisdiction of incorporation or organization)

                                   36-2385545
                     (I.R.S. Employer Identification Number)

700 SYLVAN AVENUE
INTERNATIONAL PLAZA
ENGLEWOOD CLIFFS, N.J.                                                07632-9976
(Address of principal executive offices)                              (Zip Code)

                                 (201) 894-4000
              (Registrant's telephone number, including area code)

                           CPC INTERNATIONAL, INC.
            (Former name, former address and former fiscal year, if
                           changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes /X/ No / /

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

           CLASS                                   OUTSTANDING AT MARCH 31, 1998
Common Stock, $.25 par value                             288,782,502 shares

                          PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements

                           BESTFOODS AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

($ Millions except per share amounts)                      Three Months Ended
                                                                March 31,
                                                          ---------------------
                                                           1998          1997
                                                          -------       -------
Net sales                                                 $ 2,121       $ 2,149
Cost of sales                                               1,160         1,210
                                                          -------       -------
Gross profit                                                  961           939
Operating expenses                                            703           706
                                                          -------       -------
Operating income                                              258           233
                                                          -------       -------
Financing costs                                                41            37
                                                          -------       -------
Income from continuing operations before taxes                217           196
Provision for income taxes                                     77            71
                                                          -------       -------
                                                              140           125
Minority stockholders' interest                                 7             7
                                                          -------       -------
      Income from continuing operations                       133           118

Income (loss) from discontinued operations,
     net of income tax benefit $(5) - 1997                     --            (9)
                                                          -------       -------
Net income                                                $   133       $   109
                                                          =======       =======
AVERAGE COMMON SHARES OUTSTANDING:
     Basic                                                  288.6         287.0
     Diluted                                                300.2         297.3
EARNINGS PER COMMON SHARE
Basic:
     Continuing operations                                $  0.45       $  0.40
     Discontinued operations                                   --         (0.03)
                                                          -------       -------
Net income                                                $  0.45       $  0.37
                                                          =======       =======
Diluted:
     Continuing operations                                $  0.44       $  0.39
     Discontinued operations                                   --         (0.03)
                                                          -------       -------
Net income                                                $  0.44       $  0.36
                                                          =======       =======
CASH DIVIDENDS DECLARED PER COMMON SHARE                  $  .225       $  .205

-----------------

See notes to financial statements.

                           BESTFOODS AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                    (Unaudited)
($ Millions)                                                                       Mar. 31, 1998 Dec. 31, 1997
                                                                                     -------       -------
ASSETS
Current assets
     Cash and cash equivalents                                                         $ 192       $    39
     Notes and accounts receivable, net                                                1,298         1,176
     Inventories                                                                         809           818
     Prepaid expenses                                                                     87            95
     Deferred tax asset                                                                   61            60
                                                                                     -------       -------
          Total current assets                                                         2,447         2,188
                                                                                     -------       -------
Investments in and loans to unconsolidated affiliates                                     21            22
                                                                                     -------       -------
Plant and properties                                                                   3,354         3,440
Less accumulated depreciation                                                          1,473         1,499
                                                                                     -------       -------
                                                                                       1,881         1,941
                                                                                     -------       -------
Excess cost over net assets of businesses acquired and other
     intangible assets (net of accumulated amortization of $284 and $271)              1,723         1,742
                                                                                     -------       -------
Other assets                                                                             210           207
                                                                                     -------       -------
                                                                                      $6,282       $ 6,100
                                                                                     =======       =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Notes and drafts payable                                                          $ 470       $   668
     Accounts payable and accrued liabilities                                          1,518         1,477
     Income taxes payable                                                                166           137
     Dividends payable                                                                    65            65
                                                                                     -------       -------
          Total current liabilities                                                    2,219         2,347
                                                                                     -------       -------
Non-current liabilities                                                                  780           780
                                                                                     -------       -------
Long-term debt                                                                         2,126         1,818
                                                                                     -------       -------
Minority interest                                                                        109           113
                                                                                     -------       -------
Stockholders' equity
     Preferred stock, authorized 25 million shares $1 par value                           --            --
     Designations: Series B ESOP convertible 3 million shares designated
          1.8 million shares issued at stated value (1997: 2.0 million shares)           162           180
     Series B Junior Participating 600,000 shares designated - none issued                --            --
     Common stock authorized 900 million shares $.25 par value - issued
          390.5 million shares                                                            98            49
     Capital in excess of par value of stock                                             170           207
     Unearned ESOP compensation                                                          (96)          (96)
     Accumulated other comprehensive income                                             (430)         (386)
     Common stock in treasury at cost - 101.8 million shares
          (1997: 102.5 million shares)                                                (1,529)       (1,517)
     Retained earnings                                                                 2,673         2,605
                                                                                     -------       -------
          Total stockholders' equity                                                   1,048         1,042
                                                                                     -------       -------
                                                                                      $6,282       $ 6,100
                                                                                     =======       =======

---------------

See notes to financial statements.

                           BESTFOODS AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                               Three Months Ended
($ Millions)                                                        March 31,
                                                               ------------------
                                                               1998         1997
                                                               -----        -----
Cash flows from (used for) operating activities
Net income                                                     $ 133        $ 118
Non-cash charges (credits) to net income
     Depreciation and amortization                                63           72
     Deferred taxes                                                8           11
Other, net                                                        --           (1)
Changes in trade working capital:
     Notes and accounts receivable and prepaid expenses         (132)        (130)
     Inventories                                                  (6)          (9)
     Accounts payable and accrued liabilities                     93           61
     Net cash flows from discontinued operations                  --           57
                                                               -----        -----
Net cash flows from operating activities                         159          179
                                                               -----        -----
Cash flows from (used for) investing activities
Capital expenditures paid                                        (57)         (67)
Proceeds from disposal of plants and properties                   30            2
Businesses acquired                                               --          (16)
Net investing activities of discontinued operations               --          (41)
                                                               -----        -----
Net cash flows used for investing activities                     (27)        (122)
                                                               -----        -----
Net cash flows after investments                                 132           57
                                                               -----        -----
Cash flows from (used for) financing activities
Purchase of treasury stock                                       (33)         (37)
Repayment of long-term debt                                       (6)          (2)
New long-term debt                                               354           39
Net change in short-term debt                                   (243)         (17)
Dividends paid on common stock                                   (65)         (59)
Common stock issued                                               10            7
Other liabilities (assets)                                         6            7
                                                               -----        -----
Net cash flows used for financing activities                      23          (62)
                                                               -----        -----
      Effects of exchange rates on cash                           (2)          (1)
                                                               -----        -----
      Increase (decrease) in cash and cash equivalents           153           (6)
                                                               -----        -----
      Cash and cash equivalents, beginning of year                39          131
                                                               -----        -----
Cash and cash equivalents, end of period                       $ 192        $ 125
                                                               =====        =====

---------------

See notes to financial statements.

                           BESTFOODS AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

($ Millions)                                                                                     Accumulated
                                                                      Capital in  Unearned          Other
                                  Comprehensive Preferred  Common     Excess of     ESOP        Comprehensive  Treasury   Retained
                                      Income      Stock     Stock     Par Value  Compensation       Income       Stock    Earnings
                                     --------   --------   --------   --------    --------         --------    --------   --------
Balance, December 31, 1997                      $    180   $     49   $    207   $    (96)         $   (386)   $ (1,517)  $  2,605
Comprehensive income
      Net income for the period      $    133                                                                                  133

      Foreign currency translation
      adjustment ($68 pre-tax)            (44)                                                          (44)
                                     --------
Comprehensive income                 $     89
                                     ========
Two-for-one stock split                                          49        (49)

ESOP shares redeemed                                 (18)                    2                                       12

Dividends:                                                                                                                     (65)

      Common stock

Shares issued for:
      Stock options and deferred
      compensation                                                          10                                        9

Treasury stock acquired                                                                                             (33)
                                                --------   --------   --------    --------         --------    --------   --------
Balance, March 31, 1998                         $    162   $     98   $    170    $   (96)         $  (430)    $ (1,529)  $  2,673
                                                ========   ========   ========    ========         ========    ========   ========

----------------

See notes to financial statements.

                           BESTFOODS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. INTERIM FINANCIAL STATEMENTS

The unaudited consolidated interim financial statements included herein were prepared by management and reflect all adjustments (consisting solely of normal recurring items) which are, in the opinion of management, necessary to present a fair statement of results of operations for the interim periods ended March 31, 1998 and 1997 and the financial position as of March 31, 1998.

         References to "the Company" are to Bestfoods and its consolidated subsidiaries. These statements should be read in conjunction with the consolidated financial statements and the related footnotes to these statements contained in the Company's Annual Report to Stockholders which were incorporated by reference in Form 10-K for the fiscal year ended December 31, 1997.

2. ACCOUNTING PRONOUNCEMENTS

In June 1997 the Financial Accounting Standards Board issued Statement No. 130 (FAS 130), "Reporting Comprehensive Income," which requires separate disclosure of comprehensive income, which encompasses changes in net asset values derived from activity from both owner and non-owner sources. Provisions of the statement were effective for fiscal years beginning after December 15, 1997 and the Company provided the disclosures required by this statement for the first time in the quarter ended March 31, 1998.


3. ACQUISITIONS AND DIVESTITURES

In the first quarter of 1998, the Company purchased additional ownership interests in two affiliates where it did not own 100%. In Israel the Company increased its ownership of this affiliate to 100% by purchasing the remaining 15% interest. In South Africa, the Company also increased its ownership to 100% when it purchased its partner's share of CPC Tongaat, a consumer foods company established in 1994. In addition, the Company also sold a small non-core tea business in Spain. These transactions will be reflected in the second quarter results due to the different closing dates for international operations.

4. STOCK SPLIT

         On March 17, 1998, the Company's Board of Directors declared a two-for-one stock split of the outstanding common stock on March 31, 1998, which was effected in the form of a 100% stock dividend, payable on April 24, 1998.

         The number of common shares outstanding and earnings per common share for prior years have been adjusted to reflect this stock split.

5. INVENTORIES

Inventories are summarized as follow:

($ Millions)                                          Mar. 31, 1998     Dec. 31, 1997
                                                      -------------     -------------
Finished and goods in process                             $503              $510
Raw materials                                              196               202
Supplies                                                   110               106
                                                          ----              ----
                                                          $809              $818
                                                          ====              ====

6.    LONG-TERM DEBT

Long-term debt is summarized as follows:

($ Millions)                                              Mar. 31, 1998  Dec. 31, 1997
                                                             ------       ------
7.71% ESOP guaranteed notes due December 2004                $  131       $  131
5.625% -- 6.75% pollution control revenue bonds due
  2007-2016                                                      15           15
5.6% notes due 2097 (effective rate 7.3%)                       100          100
7.0% notes due 2017                                             150          150
6.15% notes due 2006                                            300          300
7.25% notes due 2026                                            300          300
6.625% notes due 2028                                           250           --
Medium term notes at various rates due 1998-2005                200          200
5% Swiss franc debentures                                       137          138
6.75% German mark debentures                                    111          114
2.3% Japanese yen term loan                                      23           24
Other secured and unsecured notes and loans at various
  rates and due dates                                           498          427
                                                             ------       ------
                                                              2,215        1,899
                                                             ------       ------
Less current maturities                                          89           81
                                                             ------       ------
                                                             $2,126       $1,818
                                                             ======       ======

     On March 24 1998, the Company issued $250 million of 6.625% medium-term notes due in 2028 under a previously filed shelf registration incorporating a $500 million medium-term note program. The issuance of these notes completed the authorization under the shelf registration.

7. CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplementary information for the consolidated statements of cash flows is set forth below:

($ Millions)                                               Three Months Ended March 31,
                                                               1998          1997
                                                               ----          ----
Cash paid during the period for:
  Interest                                                     $33           $43
  Income taxes                                                  38            58
Details of businesses acquired were as follows:
  Fair value of assets acquired                                 --            16
  Less:  Liabilities assumed                                    --            --
                                                               ---           ---
  Net cash paid                                                 --           $16
                                                               ===           ===

8. FINANCIAL INSTRUMENTS

         The Company's policies regarding hedging foreign currency cash flows and commodities are set forth in the Annual Report to Stockholders which was filed with the Commission as Exhibit 13 to Form 10-K for the year ended December 31, 1997.

FOREIGN EXCHANGE CONTRACTS

         At March 31, 1998, the Company had forward exchange contracts to deliver $191 million of foreign currencies comprising $41 million in German marks, $39 million in Italian lira, $31 million in Dutch guilders, $43 million in French francs, and $37 million in various other currencies. The Company also had, at March 31, 1998, contracts to purchase $28 million worth of foreign currencies comprising $15 million in Italian lira, $12 million in Norwegian kroner and $1 million in other currencies.

         At December 31, 1997, the Company had forward exchange contracts to deliver $237 million of foreign currencies comprising $ 51 million in Spanish pesetas, $45 million in French francs, $39 million in Italian lira, $30 million in Dutch guilders, and $72 million in various other currencies. The Company also had contracts to purchase $120 million in foreign currencies consisting of $20 million in Italian lira, $21 million in Dutch guilders, and the remaining balance in various other currencies.

COMMODITIES

         At March 31, 1998 and December 31, 1997 the outstanding commodity contracts were not material to the Company's financial position or results of operations.

9. RESTRUCTURING AND SPIN-OFF RESERVES

         In the second quarter of 1997, the Company recorded a $242 million pre-tax restructuring charge for its continuing consumer foods operations. In addition in the second and third quarters of 1997, the Company recorded pre-tax charges of $86 million and $23 million, repectively, for the spin-off and restructuring of its discontinued corn refining operations.

RESTRUCTURING RESERVE

         The restructuring charge and its utilization as of March 31, 1998 are summarized below:

($ Millions)                             Total           Utilized in       Utilized in      To be utilized
                                         Charge         prior periods     current quarter  in future periods
                                         ------         -------------     ---------------  -----------------
Employee costs                            $114              $ 15              $ 10              $ 89
Plant and support facilities                67                67                --                --
Other                                       61                22                19                20
                                          ----              ----              ----              ----
Total                                     $242              $104              $ 29              $109
                                          ====              ====              ====              ====

SPIN-OFF RESERVE

         The spin-off charge and its utilization as of March 31, 1998 are summarized below:

($ Millions)                                               Utilized in       Transferred       Utilized in     To be utilized
                                           Total             prior             to Corn           current         in future
                                           Charge           periods           Products           quarter          periods
                                           ------           -------           --------           -------          -------
Spin-off costs                              $ 15              $  9              $ --              $  5              $  1
                                            ----              ----              ----              ----              ----
Restructuring charge
  Employee costs                              54                38                 8                 8                --
  Plant and support facilities                23                15                 5                --                 3
  Other                                       17                12                 5                --                --
                                            ----              ----              ----              ----              ----
Restructuring charge                          94                65                18                 8                 3
                                            ----              ----              ----              ----              ----
Total                                       $109              $ 74              $ 18              $ 13              $  4
                                            ====              ====              ====              ====              ====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         For the three months ended March 31, 1998, the Company had net income of $133.4 million or $.45 per basic common share ($.44 diluted) compared with net income of $108.9 million or $.37 per basic common share ($.36 diluted) in the same period last year. However, last year's results included a loss from discontinued operations of $8.6 million after taxes or $.03 per basic and diluted common share. Excluding the loss from discontinued operations, income increased 14% while both basic and diluted earnings per share increased 13%. Strong volume growth and improved margins, due to recent restructuring activities, more than overcame the strong negative impact of unfavorable currency values in the international operations.

         Worldwide sales for the three months ended March 31, 1998 were $2.1 billion, 1.3% lower than the same period last year. First quarter sales were negatively impacted by unfavorable currency values in the Company's international operations which more than offset a 4.7% volume growth.

         The Company's North American division had a disappointing quarter due in part to the strength of last year's first quarter for the division. Sales were 2.6% lower on lower volumes. However, the majority of the volume decline was due to the timing of Easter holiday promotions in a year when the holiday fell in the second quarter. Operating income was up slightly compared to the first quarter of the prior year mainly due to improved margins as the benefits of restructuring are realized.

         In spite of extremely unfavorable currency values, the European division achieved excellent results for the first quarter. Sales for the quarter were 3.1% lower than last year as improved volumes were more than offset by weaker currency values. Operating income increased 14% as the benefits of restructuring, including consolidating production across country borders and streamlining plant operations, are being realized. In addition volumes increased 7% including a contribution of 2.9% from the recently acquired Starlux business. New products and the continuing successful expansion activities in Central and Eastern Europe accounted for the remaining volume growth.

         The Company's Latin American division experienced a slight decline in sales compared to the first quarter of last year as both improved volumes and prices were more than offset by weaker currency values. Operating income improved 3.2% mainly as a result of the improved volumes. The Company's large Brazilian business experienced a short-lived "Asian Flu" effect but overcame these difficulties near the end of the quarter.

         The results of the Company's Asian division strongly reflect the economic difficulties in the region, including significant devaluations in several countries. Sales were 12% lower and operating income was slightly lower compared to the same period of the prior year. However, in local currencies sales and operating income grew 13% and 37%, respectively.

         Bestfoods Baking division had an excellent quarter, with sales, volumes, and operating income all significantly higher than last year's first quarter. The 12% gain in operating income reflects strong volume growth and new efficiencies achieved in the division during the last year. The 5.3% volume growth came from all important segments including cake, bread, English muffins and bagels, and pizza crusts.

                               QUARTER HIGHLIGHTS

- Bestfoods completed its first quarter as a 100% consumer foods company, following the spin-off of the corn refining operations and the name change from CPC International Inc. at the end of 1997.

- On March 17, 1998, the Company announced a two-for-one stock split of the Bestfoods' common stock outstanding on March 31, payable on April 24.

- In March 1998, Bestfoods expanded geographically by purchasing its partner's share of CPC Tongaat a consumer foods business established in 1994 in South Africa. Also the Company began work on a production facility in Tula, Russia which will produce Hellmann's mayonnaise. This locally-produced mayonnaise will replace Hellmann's imported into Russia from other Company affiliates since 1993.

- In January, the Company sold the small non-core Horniman's tea business in Spain.

- In February, the Company acquired the final 15% of the $230 million Israeli business, bringing its ownership to 100%.

- The Company's baking division began shutting down its Miami, Florida plant and part of its Northlake, Illinois plant as part of the restructuring announced last year. Also, the division sold four previously closed-down facilities (Seattle, Washington; North Hollywood, California; Tulare, California; and Totowa, New Jersey).

- All divisions rolled out new products during the quarter. These include Knorr Tastebreaks, instant pot soups in the United Kingdom, Knorr instant soups in Hungary and the Czech Republic, and Knorr aseptically-packaged soups in Ireland; AdeS soy drinks in Brazil; Boboli breadsticks and Thomas' Maple French Toast English muffins and Niagra Easy Iron in the United States; and a peanut butter spread under the Regal brand in Taiwan as well as Knorr bottled sauces and ketchup in China.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Quantitative Disclosure - There have been no material changes in the Company's market risk during the first quarter ended March 31, 1998.

         Qualitative Disclosure - This information is set forth on pages 28 and 29, under the caption "Financial Instruments," of the Company's 1997 Annual Report which was filed as Exhibit 13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and is incorporated herein by reference.

                           PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         There have been no material developments in the legal proceedings as previously reported in Form 10-K for the year ended December 31, 1997.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the annual meeting of stockholders held on April 23, 1998, the following matters were submitted to a vote of security holders along with the number of votes cast for, against or withheld, as to each such matter:

         1.       ELECTION OF DIRECTORS:

                  The following directors were elected each for a term of three years expiring in 2001:

Director Name                     Votes For               Votes Withheld
--------------------------------- ----------------------- ----------------------
Alfred C. DeCrane, Jr.            250,486,510             254,788

Robert J. Gillespie               250,683,854              57,444

Ellen R. Gordon                   250,564,050             177,248

George V. Grune                   250,374,212             367,086

Henrique De Campos Meirelles      250,412,072             329,226

                  The following director was elected for a term of one year expiring in 1999:

Director Name                     Votes For                 Votes Withheld
--------------------------------- ------------------------- --------------------
Clateo Castellini                 250,696,002                45,296

         2. AMENDMENTS TO THE 1984 AND 1993 STOCK AND PERFORMANCE PLANS - Stockholders were asked to vote upon amendments to the 1984 and 1993 Stock and Performance plans as follows: i)to increase the number of shares reserved under the 1993 Plan from 7.5 million (15 million after the stock split) to 14.5 million
                  (29 million after the stock split) due to the increased number of employees who are eligible to participate. The increased participation was intended to create greater incentives for more Company employees and further align their interest with those of the Company's stockholders;
                  ii)to increase the annual amount of options awarded under the 1993 Plan to any individual from 150,000 to 250,000;
                  iii)to remove the restriction that requires shareholder approval for amendments which materially increase benefits to participants based upon securities regulations regarding short-swing trading which no longer apply; iv)to allow the compensation and nominating committee of the Board of Directors to amend these plans in certain circumstances, in addition to the full Board of Directors; and v)to reflect the Company's new name.

                  These amendments were approved by the stockholders with 231,871,912 votes cast for, 18,070,038 votes cast against and 3,042,366 votes withheld.

         3. RE-AFFIRMATION OF PERFORMANCE GOALS - Shareholders were asked to reaffirm the performance goals approved in 1995 as part of an amendment to the 1993 Stock and Performance Plan. This amendment to the Plan satisfied the requirements of Section 162(m) of the Internal Revenue Code for full deductibility of compensation paid to named executives under this Plan. This matter was reaffirmed by the stockholders with 244,827,810 votes cast for, 5,730,946 votes cast against and 2,856,560 votes withheld.

         4. APPOINTMENT OF INDEPENDENT AUDITORS - The stockholders were asked to vote upon the appointment of KPMG Peat Marwick, LLP as independent auditors for the Company for 1997. This matter was approved by the stockholders with 251,655,752 votes cast for, 644,298 votes cast against and 1,121,266 votes withheld.

ITEM 5. OTHER INFORMATION

         The Company hereby provides net sales and operating income by division for the periods presented below:

($ Millions)                                 FOR THE THREE MONTHS ENDED
                                                      MARCH 31,
                                       ----------------------------------------
                                         1998            1997              %
                                       --------        --------        --------
NET SALES:
North America                          $  368.2        $  378.1            (2.6)
Europe                                    923.7           952.7            (3.1)
Latin America                             313.0           314.7            (0.5)
Asia                                       96.0           108.7           (11.7)
Baking                                    420.5           395.2             6.4
                                       --------        --------        --------
Total                                  $2,121.4        $2,149.4            (1.3)
                                       ========        ========        ========
OPERATING INCOME:
North America                          $   44.2        $   42.8             3.2
Europe                                    129.9           113.6            14.4
Latin America                              62.3            60.4             3.2
Asia                                       14.2            14.3            (0.7)
Baking                                     17.9            16.0            12.1
Corporate Expenses                        (10.0)          (14.0)             --
                                       --------        --------        --------
Total                                  $  258.5        $  233.1            10.9
                                       ========        ========        ========

($ Millions)                                   FOR THE THREE MONTHS ENDED
                                                       MARCH 31,
                                       ----------------------------------------
                                         1997            1996              %
                                       --------        --------        --------
NET SALES:
North America                          $  378.1        $  363.0             4.2
Europe                                    952.7           935.1             1.9
Latin America                             314.7           290.2             8.4
Asia                                      108.7           111.3            (2.3)
Baking                                    395.2           399.9            (1.2)
                                       --------        --------        --------
Total                                  $2,149.4        $2,099.5             2.4
                                       ========        ========        ========
OPERATING INCOME:
North America                          $   42.8        $   40.0             7.0
Europe                                    113.6            95.9            18.5
Latin America                              60.4            58.8             2.8
Asia                                       14.3            14.5            (1.6)
Baking                                     16.0            19.7           (18.8)
Corporate Expenses                        (14.0)          (11.5)             --
                                       --------        --------        --------
Total                                  $  233.1        $  217.4             7.2
                                       ========        ========        ========

($ Millions)                     FOR THE THREE MONTHS ENDED                       FOR THE SIX MONTHS ENDED
                                         JUNE 30,                                        JUNE 30,
                         ----------------------------------------        ----------------------------------------
                           1997            1996              %             1997            1996             %
                         --------        --------        --------        --------        --------        --------
NET SALES:
North America            $  480.0        $  462.8             3.7        $  858.1        $  825.8             3.9
Europe                      891.0           976.0            (8.7)        1,843.7         1,911.1            (3.5)
Latin America               243.5           246.7            (1.3)          558.2           536.9             4.0
Asia                         88.1            92.1            (4.4)          196.8           203.4            (3.2)
Baking                      401.9           384.6             4.5           797.1           784.5             1.6
                         --------        --------        --------        --------        --------        --------
Total                    $2,104.5        $2,162.2            (2.7)       $4,253.9        $4,261.7            (0.2)
                         ========        ========        ========        ========        ========        ========
OPERATING INCOME:
North America            $   92.3        $   84.9             8.7        $  135.1        $  124.9             8.1
Europe                      125.0           120.1             4.1           238.6           216.0            10.5
Latin America                45.2            42.7             5.8           105.6           101.6             4.0
Asia                          9.5            10.1            (5.8)           23.8            24.6            (3.3)
Baking                       20.9            17.2            21.6            36.8            36.8              --
Corporate Expenses          (10.2)           (9.5)             --           (24.2)          (21.0)             --
                         --------        --------        --------        --------        --------        --------
Total                    $  282.7        $  265.5             6.5        $  515.7        $  482.9             6.8
                         ========        ========        ========        ========        ========        ========

($ Millions)                     FOR THE THREE MONTHS ENDED                     FOR THE NINE MONTHS ENDED
                                       SEPTEMBER 30,                                  SEPTEMBER 30,
                         ---------------------------------------        ----------------------------------------
                           1997           1996             %              1997            1996              %
                         --------        --------       --------        --------        --------        --------
NET SALES:
North America            $  420.1        $  422.7           (0.6)       $1,278.2        $1,248.5             2.4
Europe                      829.8           858.0           (3.3)        2,673.5         2,769.0            (3.4)
Latin America               275.3           267.2            3.0           833.6           804.2             3.7
Asia                         95.7            96.3           (0.7)          292.5           299.7            (2.4)
Baking                      402.6           389.4            3.4         1,199.7         1,173.9             2.2
                         --------        --------       --------        --------        --------        --------
Total                    $2,023.5        $2,033.6           (0.5)       $6,277.5        $6,295.3            (0.3)
                         ========        ========       ========        ========        ========        ========
OPERATING INCOME:
North America            $   70.2        $   69.4            1.2        $  205.3        $  194.3             5.7
Europe                      109.6           100.4            9.2           348.2           316.4            10.1
Latin America                63.4            62.5            1.4           169.0           164.1             3.0
Asia                         13.4            11.8           13.4            37.2            36.4             2.1
Baking                       26.1            24.9            4.5            62.9            61.7             1.9
Corporate Expenses           (4.8)             --             --           (28.9)          (21.0)             --
                         --------        --------       --------        --------        --------        --------
Total                    $  277.9        $  269.0            3.3        $  793.7        $  751.9             5.6
                         ========        ========       ========        ========        ========        ========

($ Millions)                        FOR THE THREE MONTHS                          FOR THE TWELVE MONTHS
                                          ENDED                                           ENDED
                                        DECEMBER 31,                                   DECEMBER 31,
                         ----------------------------------------        ----------------------------------------
                           1997            1996              %             1997            1996               %
                         --------        --------        --------        --------        --------        --------
NET SALES:
North America            $  508.2        $  495.4             2.6        $1,786.4        $1,744.0             2.4
Europe                      845.2           923.1            (8.4)        3,518.8         3,692.1            (4.7)
Latin America               271.4           272.1            (0.3)        1,104.9         1,076.2             2.7
Asia                         89.7            98.3            (8.8)          382.2           398.0            (4.0)
Baking                      408.5           393.3             3.8         1,608.1         1,567.3             2.6
                         --------        --------        --------        --------        --------        --------
Total                    $2,123.0        $2,182.2            (2.7)       $8,400.4        $8,477.6            (0.9)
                         ========        ========        ========        ========        ========        ========
OPERATING INCOME:
North America            $  102.2        $   90.2            13.2        $  307.4        $  284.6             8.1
Europe                      108.9           108.9              --           457.1           425.3             7.5
Latin America                63.9            47.5            34.6           232.9           211.5            10.1
Asia                         15.4            12.5            23.5            52.6            48.9             7.6
Baking                       34.4            27.6            24.9            97.3            89.3             9.0
Corporate Expenses           (9.8)          (11.4)             --           (38.7)          (32.4)             --
                         --------        --------        --------        --------        --------        --------
Total                    $  315.0        $  275.3            14.4        $1,108.6        $1,027.2             7.9
                         ========        ========        ========        ========        ========        ========

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         a)       Exhibits pursuant to Item 601 of Regulation S-K.

                  Exhibit 11 - Statements re: computation of earnings per common share.

                  Exhibit 12 - Statement regarding the computation of ratios of earnings to fixed charges.

                  Exhibit 27 - Financial data schedule.

         b)       Reports on Form 8-K.

                  There were two (2) reports filed on Form 8-K, under Item 5. Other Events, during the first quarter of 1998 as follows:

                  1) Press release describing a presentation to security analysts regarding higher projected growth rates following the corn refining spin off and announcing the Company's intention to repurchase 860,000 shares by mid-year. This report was filed on February 23, 1998.

                  2) Press release announcing that the Company's Board of Directors declared a two-for-one stock split of the Company's common stock outstanding on March 31, 1998. This report was filed on March 19, 1998.

                           BESTFOODS AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             BESTFOODS

DATE: May 13, 1998

                                             /S/  Bernard H. Kastory
                                             -----------------------------------
                                             (Bernard H. Kastory)
                                             Senior Vice President, Finance
                                             and Administration

DATE: May 13, 1998

                                             /S/ Rainer H. Mimberg
                                             -----------------------------------
                                             (Rainer H. Mimberg)
                                             Vice President, Finance,
                                             Comptroller & Chief Accounting
                                             Officer