Form 10-Q
period 1998-06-30
BESTFOODS
filed 1998-08-13
CIK 25350

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------

                                    FORM 10-Q
                                  -------------

 Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                     of 1934

                       FOR THE QUARTER ENDED JUNE 30, 1998

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

                                Yes X   No_____


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          CLASS                                     OUTSTANDING AT JUNE 30, 1998
Common Stock, $.25 par value                              287,434,860 shares

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           BESTFOODS AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                           Three Months Ended      Six Months Ended
($ Millions except per share amounts)                            June 30,              June 30,
                                                           ------------------     ------------------
                                                            1998       1997        1998       1997
                                                           -------    -------     -------    -------
Net sales                                                  $ 2,115    $ 2,105     $ 4,236    $ 4,254
Cost of sales                                                1,156      1,172       2,316      2,382
                                                           -------    -------     -------    -------
Gross profit                                                   959        933       1,920      1,872
Operating expenses                                             640        650       1,343      1,356
Restructuring charge                                            --        242          --        242
                                                           -------    -------     -------    -------
Operating income                                               319         41         577        274
                                                           -------    -------     -------    -------
Financing costs                                                 43         40          84         77
                                                           -------    -------     -------    -------
Income from continuing operations before
    income taxes                                               276          1         493        197
Provision for income taxes                                      98         --         175         71
                                                           -------    -------     -------    -------
                                                               178          1         318        126
Minority stockholders' interest                                  5          6          12         13
                                                           -------    -------     -------    -------
    Income (loss) from continuing operations                   173         (5)        306        113

Income (loss) from discontinued operations,
    net of income tax (benefit) ($ 1-1997; $(4) - 1997)         --          1          --         (8)
Loss on disposal of discontinued operations
    net of income taxes ($22)                                   --        (64)         --        (64)
                                                           -------    -------     -------    -------
Net income (loss)                                          $   173    $   (68)    $   306    $    41
                                                           =======    =======     =======    =======

AVERAGE COMMON SHARES OUTSTANDING:
    Basic                                                    288.0      286.9       288.3      287.0
    Diluted                                                  298.5      286.9       299.5      289.5

EARNINGS (LOSS) PER COMMON SHARE:
Basic:
    Continuing operations                                  $  0.59    $ (0.02)    $  1.04    $  0.37
    Discontinued operations                                     --         --          --      (0.03)
    Loss on disposal of discontinued operations                 --      (0.22)         --      (0.22)
                                                           -------    -------     -------    -------
Net income (loss)                                          $  0.59    $ (0.24)    $  1.04    $  0.12
                                                           =======    =======     =======    =======

Diluted:
    Continuing operations                                  $  0.58    $ (0.02)    $  1.02    $  0.37
    Discontinued operations                                     --         --          --      (0.03)
    Loss on disposal of discontinued operations                 --      (0.22)         --      (0.22)
                                                           -------    -------     -------    -------
Net income (loss)                                          $  0.58    $ (0.24)    $  1.02    $  0.12
                                                           =======    =======     =======    =======

         CASH DIVIDENDS DECLARED PER COMMON SHARE          $ 0.225    $ 0.205     $  0.45    $  0.41

----------
See notes to consolidated financial statements.

                           BESTFOODS AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                               (Unaudited)
($ Millions)                                                                  June 30, 1998   Dec. 31, 1997
                                                                                 -------         -------
ASSETS
Current assets
    Cash and cash equivalents                                                    $    82         $    39
    Notes and accounts receivable, net                                             1,236           1,176
    Inventories                                                                      802             818
    Prepaid expenses                                                                 103              95
    Deferred tax asset                                                                64              60
                                                                                 -------         -------
        Total current assets                                                       2,287           2,188
                                                                                 -------         -------
Investments in and loans to unconsolidated affiliates                                 18              22
                                                                                 -------         -------
Plant and properties                                                               3,325           3,440
Less accumulated depreciation                                                      1,476           1,499
                                                                                 -------         -------
                                                                                   1,849           1,941
                                                                                 -------         -------
Excess cost over net assets of businesses acquired and other
    Intangible assets (net of accumulated amortization of $295 and $271)           1,697           1,742
                                                                                 -------         -------
Other assets                                                                         176             207
                                                                                 -------         -------
                                                                                 $ 6,027         $ 6,100
                                                                                 =======         =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Notes and drafts payable                                                     $   489         $   668
    Accounts payable and accrued liabilities                                       1,367           1,477
    Income taxes payable                                                             172             137
    Dividends payable                                                                 65              65
                                                                                 -------         -------
        Total current liabilities                                                  2,093           2,347
                                                                                 -------         -------
Non-current liabilities                                                              763             780
                                                                                 -------         -------
Long-term debt                                                                     2,034           1,818
                                                                                 -------         -------
Minority interest                                                                     75             113
                                                                                 -------         -------
Stockholders' equity
    Preferred stock, authorized 25 million shares $1 par value                        --              --
    Designations: Series B ESOP convertible 3 million shares designated
        1.8 million shares issued at stated value (1997: 2.0 million shares)         160             180
    Series B Junior Participating 600,000 shares designated - none issued             --              --
    Common stock authorized 900 million shares $.25 par value - issued
        390.5 million shares                                                          98              49
    Capital in excess of par value of stock                                          170             207
    Unearned ESOP compensation                                                       (88)            (96)
    Accumulated other comprehensive income                                          (442)           (386)
    Common stock in treasury at cost - 103.1 million shares
        (1997: 102.5 million shares)                                              (1,611)         (1,517)
    Retained earnings                                                              2,775           2,605
                                                                                 -------         -------
        Total stockholders' equity                                                 1,062           1,042
                                                                                 -------         -------
                                                                                 $ 6,027         $ 6,100
                                                                                 =======         =======

See notes to consolidated financial statements.

                           BESTFOODS AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                               Six Months Ended
($ Millions)                                                       June 30,
                                                                ---------------
                                                                1998      1997
                                                                -----     -----
Cash flows from (used for) operating activities
Net income                                                      $ 306     $ 113
Non-cash charges (credits) to net income
    Depreciation and amortization                                 125       133
    Deferred taxes                                                 22       (55)
    Restructuring charge                                           --       242
Other, net                                                         (9)        8
Changes in trade working capital:
    Notes and accounts receivable and prepaid expenses            (97)      (71)
    Inventories                                                    (6)       (8)
    Accounts payable and accrued liabilities                      (28)     (110)
    Net cash flows from discontinued operations                    --        69
                                                                -----     -----
Net cash flows from operating activities                          313       321
                                                                -----     -----

Cash flows from (used for) investing activities
Capital expenditures                                             (120)     (141)
Proceeds from disposal of plants and properties                    53         6
Proceeds from businesses sold                                      42        --
Businesses acquired                                               (41)      (65)
Net investing activities of discontinued operations                --       (64)
                                                                -----     -----
Net cash flows used for investing activities                      (66)     (264)
                                                                -----     -----
Net cash flows after investments                                  247        57
                                                                -----     -----

Cash flows from (used for) financing activities
Purchase of treasury stock                                       (118)      (39)
Repayment of long-term debt                                       (30)      (21)
New long-term debt                                                344        37
Net change in short-term debt                                    (270)       83
Dividends paid on common stock                                   (130)     (118)
Dividends paid on preferred stock                                  (6)       (7)
Common stock issued                                                12        13
Other liabilities (assets)                                         (2)       14
                                                                -----     -----
Net cash flows used for financing activities                     (200)      (38)
                                                                -----     -----
Effects of exchange rates on cash                                  (4)       (6)
                                                                -----     -----
Increase (decrease) in cash and cash equivalents                   43        13
                                                                -----     -----
Cash and cash equivalents, beginning of year                       39       156
                                                                -----     -----
Cash and cash equivalents, end of period                        $  82     $ 169
                                                                =====     =====

----------
See notes to consolidated financial statements.

                           BESTFOODS AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

($ Millions)                                                                                        Accumulated
                                                                         Capital in    Unearned        Other
                                       Comprehensive  Preferred  Common  Excess of       ESOP      Comprehensive  Treasury  Retained
                                           Income       Stock     Stock  Par Value   Compensation      Income      Stock    Earnings
                                       ---------------------------------------------------------------------------------------------
Balance, December 31, 1997                             $  180    $   49    $  207       $  (96)        $ (386)    $(1,517)   $2,605

Comprehensive income
     Net income for the period             $  306                                                                               306

     Foreign currency translation
     adjustment ($87 pre-tax)                 (56)                                                        (56)

                                       -------------
Comprehensive income                       $  250
                                       =============

Two-for-one stock split                                              49       (49)

ESOP compensation earned                                                                     8

ESOP shares redeemed                                      (20)                                                         12

Dividends:
         Common stock                                                                                                          (131)
         Preferred stock                                                                                                         (5)

Shares issued for:
         Stock options and deferred
           Compensation                                                        12                                      12

Treasury stock acquired                                                                                              (118)

                                                      -----------------------------------------------------------------------------
Balance, June 30, 1998                                 $  160    $   98    $  170       $  (88)        $ (442)    $(1,611)   $2,775
                                                      =============================================================================

----------
See notes to consolidated financial statements.

                           BESTFOODS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    INTERIM FINANCIAL STATEMENTS

      The unaudited consolidated interim financial statements included herein were prepared by management and reflect all adjustments (consisting solely of normal recurring items) which are, in the opinion of management, necessary to present a fair statement of results of operations for the interim periods ended June 30, 1998 and 1997 and the financial position as of June 30, 1998.

      References to "the Company" are to Bestfoods and its consolidated subsidiaries. These statements should be read in conjunction with the consolidated financial statements and the related footnotes to these statements contained in the Company's Annual Report to Stockholders which were incorporated by reference in Form 10-K for the fiscal year ended December 31, 1997.

2.   ACCOUNTING PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities," which requires the recognition of all derivatives as either assets or liabilities measured at fair value. The Company is in the process of determining the impact the adoption of this statement will have on its financial position and results of operations.

      In June 1997 the Financial Accounting Standards Board issued Statement No. 130 (FAS 130), "Reporting Comprehensive Income," which requires separate disclosure of comprehensive income, which encompasses changes in net asset values derived from activity from both owner and non-owner sources. Provisions of the statement were effective for fiscal years beginning after December 31, 1997 and the Company provided the required disclosures for the first time in the quarter ended March 31, 1998.

3.    ACQUISITIONS AND DIVESTITURES

      In the first quarter of 1998, the Company purchased additional ownership interests in two affiliates where it did not own 100%. In Israel, the Company increased its ownership of this affiliate to 100% by purchasing the remaining 15% interest. In South Africa, the Company also increased its ownership to 100% when it purchased its partner's share of CPC Tongaat, a consumer foods company established in 1994. In addition, the Company also sold a small non-core tea business in Spain.

      In the second quarter of 1998, the Company announced that it had agreed to form a joint venture with Consolidated Grocery Products (CGP), a South African consumer goods company that currently has rights to several of the company's brands in South Africa. The results of this joint venture, which will be included in the third quarter results, will include the Company's businesses in South Africa and Israel, as well as other businesses in Africa, and also Robertsons, the consumer foods business of CGP. Annualized sales of this joint venture are expected to be $415 million.

4.    STOCK INFORMATION

      On March 17, 1998, the Company's Board of Directors declared a two-for-one stock split of the outstanding common stock on March 31, 1998, which was effected in the form of a 100% stock dividend, payable on April 24, 1998. The number of common shares outstanding and earnings per common share for prior years have been adjusted to reflect this stock split.

      On May 19, 1998, the Company announced a plan to repurchase up to 15 million of its outstanding common shares. The program began immediately upon announcement and the shares will be purchased over a three-year period as determined by management. This program replaces the previous share repurchase program for 10 million shares, which began in January 1995 and concluded in May 1998.

5.    INVENTORIES

Inventories are summarized as follow:

($ Millions)                                      June 30, 1998    Dec. 31, 1997
                                                     ------           ------
Finished and goods in process                        $  523           $  510
Raw materials                                           172              202
Supplies                                                107              106
                                                     ------           ------
                                                     $  802           $  818
                                                     ======           ======

6.    LONG-TERM DEBT

Long-term debt is summarized as follows:

($ Millions)                                                June 30, 1998    Dec. 31, 1997
                                                                1998             1998
                                                               ------           ------
7.71% ESOP guaranteed notes due December 2004                  $  122           $  131
5.625% -- 6.75% pollution control revenue bonds due
  2007-2016                                                        15               15
5.6% notes due 2097 (effective rate 7.3%)                         100              100
7.0% notes due 2017                                               150              150
6.15% notes due 2006                                              300              300
7.25% notes due 2026                                              300              300
6.625% notes due 2028                                             250               --
Medium term notes at various rates due 1998-2005                  200              200
5% Swiss franc debentures                                         132              138
6.75% German mark debentures                                      109              114
2.3% Japanese yen term loan                                        22               24
Other secured and unsecured notes and loans at various
  rates and due dates                                             447              427
                                                               ------           ------
                                                                2,147            1,899
                                                               ------           ------
Less current maturities                                           113               81
                                                               ------           ------
                                                               $2,034           $1,818
                                                               ======           ======

      On March 24, 1998, the Company issued $250 million of 6.625% medium-term notes due in 2028 under a previously filed shelf registration incorporating a $500 million medium-term note program. The issuance of these notes completed the authorization under the shelf registration.

7.    CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplementary information for the consolidated statements of cash flows is set forth below:

($ Millions)                                           Six Months Ended June 30,
                                                          1998          1997
                                                          -----         -----
Cash paid during the period for:
     Interest                                             $  87         $  96
     Income taxes                                            96           102

Details of businesses acquired were as follows:
     Fair value of assets acquired                           56            65
     Less: Liabilities assumed                               15            --
                                                          -----         -----
     Net cash paid                                        $  41         $  65
                                                          =====         =====

8.    FINANCIAL INSTRUMENTS

      The Company's policies regarding hedging foreign currency cash flows and commodities are set forth in the Annual Report to Stockholders which was filed with the Commission as Exhibit 13 to Form 10-K for the year ended December 31, 1997.

FOREIGN EXCHANGE CONTRACTS

      At June 30, 1998, the Company had forward exchange contracts to deliver $113 million of foreign currencies comprising $23 million in Italian lira, $31 million in Dutch guilders, $42 million in French francs, and $17 million in various other currencies. The Company also had, at June 30, 1998, contracts to purchase $16 million of foreign currencies comprising $12 million in Norwegian kroner and $4 million in other currencies.

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

COMMODITIES

      At June 30, 1998 and December 31, 1997 the outstanding commodity contracts were not material to the Company's financial position or results of operations.

9.    RESTRUCTURING AND SPIN-OFF RESERVES

      In the second quarter of 1997, the Company recorded a $242 million pre-tax restructuring charge for its continuing consumer foods operations. In addition in the second and third quarters of 1997, the Company recorded pre-tax charges of $86 million and $23 million, respectively, for the spin-off and restructuring of its discontinued corn refining operations.

RESTRUCTURING RESERVE

     The restructuring charge and its utilization as of June 30, 1998 are summarized below:

($ Millions)                    Total     Utilized in     Utilized in       To be utilized
                                Charge   Prior periods   current quarter   in future periods
                                ------   -------------   ---------------   -----------------
Employee costs                  $  114       $   25           $    9             $   80
Plant and support facilities        67           67               --                 --
Other                               61           41                8                 12
                                ------       ------           ------             ------
Total                           $  242       $  133           $   17             $   92
                                ======       ======           ======             ======

SPIN-OFF RESERVE

      The spin-off charge and its utilization as of June 30, 1998 are summarized below:

($ Millions)                              Utilized in  Transferred   Utilized in   To be utilized
                                  Total      Prior        to Corn      Current        in future
                                  Charge    periods      Products      quarter         periods
                                  ------     ------       ------       ------          ------
Spin-off costs                    $   15     $   14       $   --       $   --          $    1
                                  ------     ------       ------       ------          ------
Restructuring charge
  Employee costs                      54         46            8           --              --
  Plant and support facilities        23         15            5            2               1
  Other                               17         12            5           --              --
                                  ------     ------       ------       ------          ------
Restructuring charge                  94         73           18            2               1
                                  ------     ------       ------       ------          ------
Total                             $  109     $   87       $   18       $    2          $    2
                                  ======     ======       ======       ======          ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      Worldwide sales for the three months ended June 30, 1998 were $2.1 billion, which were essentially level with the second quarter of 1997, reflecting the strongly unfavorable European, Latin American and Asian currency values in this quarter compared to last year. Volumes, however, improved 4.3%, including the Starlux business acquired in Spain in June 1997.

      For the three months ended June 30, 1998, the Company had net income of $173 million or $.59 per basic common share ($.58 diluted) compared to a second quarter loss of $68 million or $.24 per basic and diluted common share last year. However, last year's results included an after-tax restructuring charge of $155 million or $.54 per basic common share ($.52 diluted) an after-tax well as an after-tax charge of $64 million or $.22 per basic and diluted common share for the loss on disposal of discontinued operations. Excluding these items from last year's results, net income increased 14% and operating income for the period was 13% higher, advancing to $319 million from $283 million in 1997. Contributing to the increase was volume growth as well as margin improvements from restructuring and other cost initiatives and also a gain on the sale of the Horniman's tea business in Spain. Unfavorable currency rates reduced earnings by $21 million in the second quarter of 1998.

      Worldwide sales for the first six months ended June 30, 1998 were $4.2 billion, which were essentially level with 1997, as improved volumes and prices were offset by unfavorable currency rates for the Company's international operations.

      For the first six months ended June 30, 1998, the Company had net income of $306 million or $1.04 per basic common share ($1.02 diluted) compared to $41 million or $.12 per basic and diluted common share last year. Included in last year's results was an after-tax restructuring charge of $155 million or $.54 per basic common share ($.52 diluted), an after-tax loss from discontinued operations of $8 million or $.03 per basic and diluted common share, as well as an after-tax charge of $64 million or $.22 per basic and diluted common share for the loss on disposal of discontinued operations. Excluding these items from last year's results, net income increased 14% and operating income for the period was 11.8% higher, advancing to $577 million from $516 million in 1997. Contributing to the increase was volume growth as well as margin improvements from restructuring and other cost initiatives and also a gain on the sale of the Horniman's tea business in Spain. Unfavorable currency rates reduced earnings by $45 million for the first six months of 1998.

      All five divisions reported volume improvements this quarter and for the first six months of the year. Latin America led the volume gains with improvements of 10.4% in the second quarter and 6.7% for the first half of the year.

      The Company's North American division had a stronger quarter as expected, with volumes improving 5.1% for the quarter, due in part to the Easter holiday promotions which fell in the second quarter this year. In addition, the new pourable dressings business continues to improve, posting volume growth of almost 12% for the quarter compared to last year. Mayonnaise continued to grow well, contributing to the overall volume gains.

      Unfavorable currency values persisted during the second quarter, however the Company's European division showed continued improvement. Gross margins for this division improved a full percentage point during the quarter reflecting the restructuring done in recent years as well as other factors such as the ongoing harmonization of raw material and packaging.

      In Latin America, profit margins from operations also improved due to timely pricing actions and effective cost management. The gradual improvement in the Brazilian economy accounted for much of the progress in Latin America during the second quarter. While Brazilian results are still slightly behind last year's for the six-month period, the earnings gap was significantly closed during the quarter. Meanwhile, the Company's other large affiliates in Argentina, Colombia, and Mexico are all well ahead of last year both for the quarter and six-month period.

      In Asia, the business environment continued to be very difficult. Weaker currency values had a significant impact on sales and operating earnings for the second quarter and six-month period. In local currencies, both sales and operating earnings improved as a result of volume improvements, timely pricing actions, and effective cost management.

      The baking division had a strong quarter and six month period, with year-to-date volume improvements in all product lines including breads, English muffins, bagels, sweet baked goods and Boboli pizza crusts. Profit margins from operations improved as the benefits of restructuring continue to be realized.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Quantitative Disclosure - There have been no material changes in the Company's market risk during the six months ended June 30, 1998.

     Qualitative Disclosure - This information is set forth on pages 28 and 29, under the caption "Financial Instruments," of the Company's 1997 Annual Report which was filed as Exhibit 13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and is incorporated herein by reference.

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      In pervious reports concerning the site of a former subsidiary, Ott Chemical Company, located in Muskegon, Michigan, the Company reported that it had been held liable under the Comprehensive Environmental Response, Compensation and Liability Act (known as "CERCLA" or "Superfund") in a 1991 decision by the U.S. District Court for the Western District of Michigan; that on July 14, 1995, the U.S. Court of Appeals for the Sixth Circuit reversed the District Court's finding of liability against the Company; that following such reversal, the Court of Appeals directed an en banc rehearing of this decision, which reaffirmed the Sixth Circuit's reversal; and that the U.S. Government and the State of Michigan then successfully petitioned the U.S Supreme Court for certiorari. In a unanimous decision rendered on June 8, 1998 the Supreme Court held that a parent corporation is not liable under CERCLA for its subsidiary's liabilities except in circumstances in which the common law would allow piercing of the corporate veil. The Supreme Court also held that a parent corporation may be directly, as opposed to derivatively, liable in situations where an employee of the parent corporation - who held no position in the subsidiary - directly managed a subsidiary's operations which created the pollution problem. The Court remanded the case to the District Court to decide whether the Company can be held directly liable as an "operator" of the Ott facility. It is not yet known when the District Court will address this issue.


ITEM 5. OTHER INFORMATION

      The Company hereby provides net sales and operating income by division for the periods presented below:

($ Millions)                 FOR THE THREE MONTHS ENDED          FOR THE SIX MONTHS ENDED
                                     JUNE 30,                            JUNE 30,
                         --------------------------------------------------------------------
                           1998        1997         %          1998        1997         %
                         --------------------------------------------------------------------
NET SALES:
North America            $  495.5    $  480.0         3.2    $  863.7    $  858.1         0.7
Europe                      857.9       891.0        (3.7)    1,781.6     1,843.7        (3.4)
Latin America               272.6       243.5        11.9       585.5       558.2         4.9
Asia                         72.4        88.1       (17.8)      168.4       196.8       (14.5)
Baking                      415.9       401.9         3.5       836.5       797.1         4.9
                         --------------------------------------------------------------------
Total                    $2,114.3    $2,104.5         0.5    $4,235.7    $4,253.9        (0.4)
                         ====================================================================

OPERATING INCOME:
North America            $   96.9    $   92.3         5.0    $  141.1    $  135.1         4.4
Europe                      144.6       125.0        15.6       274.5       238.6        15.0
Latin America                53.5        45.2        18.6       115.8       105.6         9.8
Asia                          9.5         9.5        (0.5)       23.7        23.8        (0.6)
Baking                       23.3        20.9        11.8        41.2        36.8        11.9
Corporate Expenses           (9.5)      (10.2)         --       (19.5)      (24.2)         --
                         --------------------------------------------------------------------
Total                    $  318.3    $  282.7        12.6    $  576.8    $  515.7        11.8
                         ====================================================================

      Note: The 1997 results shown above for the three month and six month periods ended June 30, 1997 exclude the effect of a $242.3 million pre-tax restructuring charge.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      a)    Exhibits pursuant to Item 601 of Regulation S-K.

            Exhibit 11 - Statements regarding the computation of earnings per common share.

            Exhibit 12 - Statement regarding the computation of ratios of earnings to fixed charges.

            Exhibit 27.1 - Financial data schedule.

            Exhibit 27.2 - Restated financial data schedule

      b)    Reports on Form 8-K.

      There was one (1) report filed on Form 8-K, under Item 5. Other Events, during the second quarter of 1998 as follows:

      1) May 19, 1998 press releases announcing the 15 million share buyback program and the formation of a joint venture with operations in South Africa and Israel.

                           BESTFOODS AND SUBSIDIARIES


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       BESTFOODS


DATE: August 13, 1998

                                       /s/  Bernard H. Kastory
                                       -------------------------------------
                                       (Bernard H. Kastory)
                                       Senior Vice President, Finance
                                       and Administration




DATE: August 13, 1998
                                       /s/ Philip V. Terenzio
                                       -------------------------------------
                                       (Philip V. Terenzio)
                                       Vice President and Controller

                                EXHIBIT INDEX


            Exhibit 11 - Statements regarding the computation of earnings per common share.

            Exhibit 12 - Statement regarding the computation of ratios of earnings to fixed charges.

            Exhibit 27.1 - Financial data schedule.

            Exhibit 27.2 - Restated financial data schedule.