Form 10-Q
period 1998-09-30
BESTFOODS
filed 1998-11-16
CIK 25350

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------

                                    FORM 10-Q
                                  -------------

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

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

          CLASS                                OUTSTANDING AT SEPTEMBER 30, 1998
Common Stock, $.25 par value                          285,757,638 shares

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           BESTFOODS AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                           Three Months Ended     Nine Months Ended
($ Millions except per share amounts)                         September 30,         September 30,
                                                           ------------------     ------------------
                                                            1998       1997        1998       1997
                                                           -------    -------     -------    -------
Net sales                                                  $ 1,983    $ 2,024     $ 6,219    $ 6,278
Cost of sales                                                1,065      1,123       3,381      3,505
                                                           -------    -------     -------    -------
Gross profit                                                   918        901       2,838      2,773
Operating expenses                                             626        623       1,969      1,979
Restructuring charge                                            --         --          --        242
                                                           -------    -------     -------    -------
Operating income                                               292        278         869        552
                                                           -------    -------     -------    -------
Financing costs                                                 38         42         122        119
                                                           -------    -------     -------    -------
Income from continuing operations before
    income taxes                                               254        236         747        433
Provision for income taxes                                      83         85         258        156
                                                           -------    -------     -------    -------
                                                               171        151         489        277
Minority stockholders' interest                                  4          4          16         17
                                                           -------    -------     -------    -------
    Income from continuing operations                          167        147         473        260

Income from discontinued operations,  net of
    income tax ($5-1997)                                        --          8          --         --
Gain (loss) on disposal of discontinued operations
    net of income taxes (benefit) ($4-1998; ($5)-1997;
    $4 - 1998; ($26)-1997                                        1        (18)          1        (82)
                                                           -------    -------     -------    -------
Net income                                                 $   168    $   137     $   474    $   178
                                                           =======    =======     =======    =======

AVERAGE COMMON SHARES OUTSTANDING:
    Basic                                                    286.9      287.5       287.8      287.1
    Diluted                                                  297.1      298.0       298.8      297.8

EARNINGS (LOSS) PER COMMON SHARE:
Basic:
    Continuing operations                                  $  0.58    $  0.50     $  1.62    $  0.88
    Discontinued operations                                     --       0.03          --         --
    Loss on disposal of discontinued operations                 --      (0.06)         --      (0.29)
                                                           -------    -------     -------    -------
Net income                                                 $  0.58    $  0.47     $  1.62    $  0.59
                                                           =======    =======     =======    =======

Diluted:
    Continuing operations                                  $  0.56    $  0.49     $  1.58    $  0.87
    Discontinued operations                                     --       0.03          --         --
    Loss on disposal of discontinued operations                 --      (0.06)         --      (0.28)
                                                           -------    -------     -------    -------
Net income                                                 $  0.56    $  0.46     $  1.58    $  0.59
                                                           =======    =======     =======    =======

CASH DIVIDENDS DECLARED PER COMMON SHARE                   $ 0.245    $ 0.225     $ 0.695    $ 0.635

----------
See notes to consolidated financial statements.

                           BESTFOODS AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                             (Unaudited)
($ Millions)                                                                Sept. 30, 1998   Dec. 31, 1997
                                                                                -------         -------
ASSETS
Current assets
    Cash and cash equivalents                                                   $   120         $    39
    Notes and accounts receivable, net                                            1,171           1,176
    Inventories                                                                     834             818
    Prepaid expenses                                                                106              95
    Deferred tax asset                                                               64              60
                                                                                -------         -------
        Total current assets                                                      2,295           2,188
                                                                                -------         -------
Investments in and loans to unconsolidated affiliates                                17              22
                                                                                -------         -------
Plant and properties                                                              3,304           3,440
Less accumulated depreciation                                                     1,451           1,499
                                                                                -------         -------
                                                                                  1,853           1,941
                                                                                -------         -------
Excess cost over net assets of businesses acquired and other
    Intangible assets (net of accumulated amortization of $309 and $271)          1,688           1,742
                                                                                -------         -------
Other assets                                                                        191             207
                                                                                -------         -------
                                                                                $ 6,044         $ 6,100
                                                                                =======         =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Notes and drafts payable                                                    $   455         $   668
    Accounts payable and accrued liabilities                                      1,390           1,477
    Income taxes payable                                                            179             137
    Dividends payable                                                                70              65
                                                                                -------         -------
        Total current liabilities                                                 2,094           2,347
                                                                                -------         -------
Non-current liabilities                                                             918             780
                                                                                -------         -------
Long-term debt                                                                    2,013           1,818
                                                                                -------         -------
Minority interest                                                                    71             113
                                                                                -------         -------
Stockholders' equity
    Preferred stock, authorized 25 million shares $1 par value                       --              --
    Designations: Series B ESOP convertible 3 million shares
        1.8 million shares issued at stated value (1997: 2.0 million shares)        159             180
    Series B Junior Participating 600,000 shares designated - none issued            --              --
    Common stock authorized 900 million shares $.25 par value - issued
        390.5 million shares                                                         98              49
    Capital in excess of par value of stock                                         173             207
    Unearned ESOP compensation                                                      (88)            (96)
    Accumulated other comprehensive income                                         (445)           (386)
    Common stock in treasury at cost - 107.4 million shares
        (1997: 102.5 million shares)                                             (1,823)         (1,517)
    Retained earnings                                                             2,874           2,605
                                                                                -------         -------
        Total stockholders' equity                                                  948           1,042
                                                                                -------         -------
                                                                                $ 6,044         $ 6,100
                                                                                =======         =======

----------
See notes to consolidated financial statements.

                           BESTFOODS AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              Nine Months Ended
($ Millions)                                                    September 30,
                                                               ----------------
                                                               1998       1997
                                                               -----      -----
Cash flows from (used for) operating activities
Net income from continuing operations                          $ 474      $ 260
Non-cash charges (credits) to net income
    Depreciation and amortization                                186        197
    Deferred taxes                                                34        (27)
    Restructuring charge                                          --        242
Other, net                                                         5         14
Changes in trade working capital:
    Notes and accounts receivable and prepaid expenses           (39)         2
    Inventories                                                  (43)        (4)
    Accounts payable and accrued liabilities                     (12)      (186)
Net cash flows from discontinued operations                       --        122
                                                               -----      -----
Net cash flows from operating activities                         605        620
                                                               -----      -----

Cash flows from (used for) investing activities
Capital expenditures                                            (178)      (210)
Proceeds from disposal of plants and properties                   50         10
Proceeds from businesses sold                                     73         --
Businesses acquired                                              (41)      (282)
Net investing activities of discontinued operations               --        (83)
                                                               -----      -----
Net cash flows used for investing activities                     (96)      (565)
                                                               -----      -----
Net cash flows after investments                                 509         55
                                                               -----      -----

Cash flows from (used for) financing activities
Purchase of treasury stock                                      (211)       (39)
Repayment of long-term debt                                      (60)       (78)
New long-term debt                                               350         66
Net change in short-term debt                                   (295)       201
Dividends paid on common stock                                  (195)      (177)
Dividends paid on preferred stock                                 (6)        (7)
Common stock issued                                               14         20
Other liabilities (assets)                                       (20)         5
                                                               -----      -----
Net cash flows used for financing activities                    (423)        (9)
                                                               -----      -----
Effects of exchange rates on cash                                 (5)        (7)
                                                               -----      -----
Increase (decrease) in cash and cash equivalents                  81         39
                                                               -----      -----
Cash and cash equivalents, beginning of year                      39        131
                                                               -----      -----
Cash and cash equivalents, end of period                       $ 120      $ 170
                                                               =====      =====

----------
See notes to consolidated financial statements.

                           BESTFOODS AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

($ Millions)                                                                                        Accumulated
                                                                         Capital in   Unearned        Other
                                     Comprehensive  Preferred   Common   Excess of      ESOP       Comprehensive  Treasury  Retained
                                         Income       Stock      Stock   Par Value   Compensation     Income       Stock    Earnings
                                         ------       -----      -----   ---------   ------------     ------      -------   --------
Balance, December 31, 1997                             $180       $49       $207        $(96)         $(386)      $(1,517)   $2,605

Comprehensive income
     Net income for the period            $474                                                                                  474

     Foreign currency translation
     adjustment ($90 pre-tax)              (59)                                                         (59)
                                         -----
Comprehensive income                      $415
                                         =====

Two-for-one stock split                                            49        (49)

ESOP compensation earned                                                                   8

ESOP shares redeemed                                    (21)                  (1)                                      12

Shares held in Rabbi Trust                                                                                           (121)

Dividends:
         Common stock                                                                                                          (200)
         Preferred stock                                                                                                         (5)

Shares issued for:
         Stock options and deferred
           compensation                                                       16                                       14

Treasury stock acquired                                                                                              (211)

                                                      ------------------------------------------------------------------------------
Balance, September 30, 1998                            $159       $98       $173        $(88)         $(445)      $(1,823)   $2,874
                                                      ==============================================================================

----------
See notes to consolidated financial statements.

                           BESTFOODS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   INTERIM FINANCIAL STATEMENTS

     The unaudited consolidated interim financial statements included herein were prepared by management and reflect all adjustments (consisting solely of normal recurring items) which are, in the opinion of management, necessary to present a fair statement of results of operations for the interim periods ended September 30, 1998 and 1997 and the financial position as of September 30, 1998.

     References to "the Company" are to Bestfoods and its consolidated subsidiaries. These statements should be read in conjunction with the consolidated financial statements and the related footnotes to these statements contained in the Company's Annual Report to Stockholders which were incorporated by reference in Form 10-K for the fiscal year ended December 31, 1997.

2.   ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities," which requires the recognition of all derivatives as either assets or liabilities measured at fair value. The Company is in the process of determining the impact the adoption of this statement will have on its financial position and results of operations, but it is not expected to be significant.

     In July 1998, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 97-14, "Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested." This EITF concluded that all Company stock placed in a rabbi trust to meet deferred compensation obligations to executives should be classified as treasury stock. The Company has several rabbi trusts which invest in the Company's own stock for the purpose of meeting deferred compensation liabilities. Accordingly, the Company has reclassified those assets to treasury stock in the accompanying Consolidated Balance Sheet at September 30, 1998. In accordance with the guidance in EITF 97-14, the rabbi trust shares are excluded from the weighted average shares outstanding in the calculation of basic and diluted earnings per share.

3.   ACQUISITIONS AND DIVESTITURES

     In the first quarter of 1998, the Company purchased additional ownership interests in two affiliates where it did not own 100% and included the results of such businesses in the first quarter of 1998. In Israel, the Company increased its ownership of this affiliate to 100% by purchasing the remaining 15% interest. In South Africa, the Company also increased its ownership to 100% in the first quarter when it purchased its partner's share of CPC Tongaat, a consumer foods company established in 1994. In addition, the Company sold a small non-core tea business in Spain.

     At the end of the third quarter of 1998, the Company formed a joint venture, in which it has a controlling interest, with Consolidated Grocery Products (CGP), a South African consumer goods company that has the rights to several of the Company's brands. This joint venture (the results of which will be included starting with the fourth quarter of 1998) will combine the Company's businesses in South Africa and Israel as well as other businesses in Africa, with Robertsons, the consumer foods business of CGP.

Prior to the formation of the joint venture, the Company sold, in the third quarter, its mushroom and dry milling business in South Africa, and contributed the remaining South African business to the new venture.

     None of the above mentioned acquisitions is considered material.

4.   STOCK INFORMATION

     On March 17, 1998, the Company's Board of Directors declared a two-for-one stock split of the outstanding common stock on March 31, 1998, which was effected in the form of a 100% stock dividend payable on April 24, 1998. The number of common shares outstanding and earnings per common share for prior years have been adjusted to reflect this stock split.

     On May 19, 1998, the Company announced a plan to repurchase up to 15 million of its outstanding common shares. The program began immediately upon announcement and the shares will be purchased over a three-year period at times determined by management. This program replaces the previous share repurchase program for 10 million shares, which began in January 1995 and concluded in May 1998.

5.   INVENTORIES

Inventories are summarized as follow:

($ Millions)                                         Sept. 30, 1998    Dec. 31, 1997
Finished and goods in process                             $ 541            $ 510
Raw materials                                               174              202
Supplies                                                    119              106
                                                          -----            -----
                                                          $ 834            $ 818
                                                          =====            =====

6.   LONG-TERM DEBT

Long-term debt is summarized as follows:

($ Millions)                                             Sept. 30, 1998    Dec. 31, 1997
7.71% ESOP guaranteed notes due December 2004                $  122           $  131
5.625% -- 6.75% pollution control revenue bonds due
  2007-2016                                                      15               15
5.6% notes due 2097 (effective rate 7.3%)                       100              100
7.0% notes due 2017                                             150              150
6.15% notes due 2006                                            300              300
7.25% notes due 2026                                            300              300
6.625% notes due 2028                                           250               --
Medium term notes at various rates due 1998-2005                175              200
5% Swiss franc debentures                                       144              138
6.75% German mark debentures                                    120              114
2.3% Japanese yen term loan                                      21               24
Other secured and unsecured notes and loans at various
  rates and due dates                                           427              427
                                                             ------           ------
                                                              2,124            1,899
                                                             ------           ------
Less current maturities                                         111               81
                                                             ------           ------
                                                             $2,013           $1,818
                                                             ======           ======

     On March 24, 1998, the Company issued $250 million of 6.625% medium-term notes due in 2028 under a previously filed shelf registration incorporating a $500 million medium-term note program. The issuance of these notes completed the authorization under the shelf registration. On September 25, 1998, the Company filed a shelf registration statement with the Securities and Exchange Commission for borrowings of up to $500 million which has not yet been declared effective.

7.   CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplementary information for the consolidated statements of cash flows is set forth below:

($ Millions)                                                Nine Months Ended Sept. 30,
                                                                  1998      1997
                                                                  ----      ----
Cash paid during the period for:
         Interest                                                 $ 99      $124
         Income taxes                                              159       143

     Details of businesses acquired were as follows:
         Fair value of assets acquired                              56       308
         Less:  Liabilities assumed                                 15        26
                                                                  ----      ----
         Net cash paid                                            $ 41      $282
                                                                  ====      ====

8.   FINANCIAL INSTRUMENTS

     The Company's policies regarding hedging of foreign currency cash flows and commodity purchases are set forth on page 28 in the Annual Report to Stockholders which was filed as Exhibit 13 to Form 10-K for the year ended December 31, 1997.

FOREIGN EXCHANGE CONTRACTS - At September 30, 1998, the Company had forward exchange contracts to deliver $189 million of foreign currencies comprising $74 million in Swiss francs, $24 million in Italian lira, $28 million in Dutch guilders, $42 million in French francs, and $21 million in various other currencies. The Company also had, at September 30, 1998, contracts to purchase $64 million of foreign currencies comprising $11 million in German marks, $42 million in French francs and $11 million in other currencies.

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

COMMODITIES - At September 30, 1998 and December 31, 1997 the outstanding commodity contracts were not material to the Company's financial position or results of operations.

9.  RESTRUCTURING RESERVE

     In the second quarter of 1997, the Company recorded a $242 million pre-tax restructuring charge for its continuing consumer foods operations. At September 30, 1998, the restructuring charge was substantially utilized.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Worldwide sales for the three months ended September 30, 1998 were $2 billion, which were 2% lower compared to the third quarter of 1997, reflecting unfavorable European, Latin American and Asian currency values in this quarter compared to last year. A small volume improvement along with increased prices partially offset the currency declines.

         For the three months ended September 30, 1998, net income increased 15% to $168 million or $.58 per basic common share ($.56 diluted) compared to $137 million or $.47 per basic common share ($.46 diluted) last year. Included in last year results was income from discontinued operations of $8 million or $.03 per basic and diluted share; and an $18 million or $.06 per basic and diluted share for the loss on disposal on discontinued operations. Operating income improved by 5.2% due to some volume growth as well as margin improvements from restructuring and other cost initiatives partially offset by unfavorable currency rates. Also contributing to the improved results were: a reduction in the Company's effective tax rate to 34.5%; lower financing costs which resulted from interest on the favorable settlement of an environmental case; and a slight reduction in the number of shares outstanding due to the continuation of the share repurchase program announced in May.

         Net income in 1998 includes a gain of $.7 million on the disposal of discontinued operations. This gain resulted from the finalization of amounts related to the spin-off of the company's corn refining operations in 1997 offset by the recovery of expenses related to the favorable settlement of an environmental case.

         Worldwide sales for the first nine months ended September 30, 1998 were $6.2 billion, which were down less than 1% compared to the same period in 1997, as a 3.1% volume improvement and better prices were more than offset by unfavorable currency movements for the Company's international operations.

         For the first nine months ended September 30, 1998, the Company had net income of $474 million or $1.62 per basic common share ($1.58 diluted) compared to $178 million or $.59 per basic and diluted common share last year. The 1998 results include a gain of $.7 million on the disposal of discontinued operations. Included in last year's results was an after-tax restructuring charge of $155 million or $.54 per basic common share ($.52 diluted), as well as an after-tax charge of $82 million or $.29 per basic common share ($.28 diluted) for the loss on disposal of discontinued operations. Excluding these items from both year's results, net income increased 14% and operating income for the period was 9.5% higher, advancing to $869 million from $794 million in 1997. Contributing to the increase was volume growth as well as margin improvements from restructuring activities and other cost initiatives and also a gain on the sale of the Horniman's tea business in Spain. This improvement was partially offset by unfavorable currency rates.

         The Company's North American consumer foods business reported lower sales and operating income for the third quarter, chiefly due to lower volumes. Significant category declines in cooking oil and pasta contributed to the lower volumes. For the nine-month period sales were relatively flat compared to last year while operating income increased almost 1% due to margin improvements.

         In Europe, net sales were lower while operating income increased for the quarter and nine-month period. Volumes were relatively flat for the quarter and up 3.4% for the nine-month period while gross margins improved compared to the same period last year. The improvement in gross margins is mainly due to recent restructuring activities as well as the harmonization or raw materials and packaging. Unfavorable currency values continued to impact results for both periods, although the impact began to lessen in the third quarter.

         In Latin America, sales were flat for the quarter while operating income improved compared to last year's third quarter as improved volumes of 6.2% along with margin improvements were partially offset by currency declines. The Company's Brazilian business had a difficult quarter as the gain achieved in volumes and margin improvements were more than offset by weaker currencies. However, the Company's Argentine and Mexican operations continue to show improved results compared to last year for both the third quarter and nine-month period.

         In Asia, the ongoing economic problems continued to negatively impact results with sale and operating income declining compared to last year for both the third quarter and nine-month period. Margins continued to improve and volumes increased 5.8% and 1.6% for the third quarter and nine-month period, respectively but the weaker currencies more than offset these improvements.

     The baking division had a strong quarter and continued to perform well. Volumes improved by 2.4% and 3.7% for the quarter and nine-month period, respectively, led by Thomas' products and Arnold, Brownberry, Freihofer's and Oroweat breads.

RISKS AND UNCERTAINTIES

     The Company operates in more than sixty countries, and in each country, the business is subject to varying degrees of risk and uncertainty. It insures its business and assets in each country against insurable risks in a manner it deems appropriate. Because of its diversity, the Company believes that the risk of loss from non-insurable events in any one business or country would not have a material adverse affect on the Company's operations as a whole. Additionally, the Company believes there is no concentration of risk with any single customer or supplier, or small group of suppliers or customers, whose failure or non-performance would materially affect the Company's results.

     Also because of the Company's broad operational reach, it is subject to risks due to changes in foreign currencies that could affect earnings. As a practical matter, it is not feasible to cover these fluctuations with currency hedges. Additionally, the Company believes that over time most currencies of major countries in which it operates will equalize against the U.S. dollar. However, the Company does maintain a policy of hedging its exposure to foreign currency cash flows to cover planned dividends, fees and royalties, intercompany loans, and other similar transactions. In addition, the Company hedges certain net investments with borrowings denominated in the particular currency. As a matter of policy, the Company does not speculate in foreign currencies.

     For certain of its North American raw material purchases, the Company hedges its exposure to commodity price fluctuations with commodity futures contracts. The Company's products are manufactured from a number of raw materials, including soybean and other edible oils, peanuts and wheat, all of which is, and is expected to be, in adequate supply. Such raw materials may or may not be hedged at any given time based on management's decisions as to the need to fix the costs of raw materials to protect the Company's profitability.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's indebtedness at September 30, 1998 and December 31, 1997 is summarized herein under the caption "Long-term debt" on page 6. Material terms of all loans, lines of credit and loan covenants are discussed in the "Long-term" debt footnote found on page 31 of the Company's 1997 Annual Report and filed as Exhibit 13.1 to the 1997 Form 10-K with two modifications. The Company's covenant regarding the debt to total capitalization ratio has been increased to 75% through the life of the agreement and a new covenant was added requiring that the ratio of earnings before interest, taxes, depreciation, and amortization ("EBITDA") to interest expense be not less than 6.0.

     At September 30, 1998, the debt to total capitalization ratio was 70.8% and the ratio of EBITDA to interest was 8.9.

READINESS FOR THE YEAR 2000

     Early computer programming used two digits instead of four to identify the applicable year, thus creating the Year 2000 ("Y2K") problem. If systems are not corrected as we move to the year 2000 there could be systems failures or miscalculations leading to delays and disruptions in the Company's operations. These delays and disruptions could include problems with: timely receipt of materials necessary for manufacturing, supply of customers in a timely manner, timely receipt of customer orders and payments, and overall maintenance of proper accounting records.

     To address this potential problem, the Company has a program in place for all operating divisions throughout the world and for corporate management to identify and correct Y2K issues. The program consists of five phases:

     - Phase 1 Inventory - This phase requires all units to identify any systems that can be impacted by the Y2K problem; this includes central and distributed systems, embedded chips, interfaces with other internal systems, and systems for which there is interaction with third parties (suppliers, service providers and customers).

     - Phase 2 Impact Assessment - This phase requires managers to prioritize the Company's Y2K efforts by identifying the impact of each system on the business as either: critical 1 (having a significant impact), critical 2 (having a moderate impact), or critical 3 (having a low impact).

     - Phase 3 Remediation - This phase requires all operating divisions to report their progress in achieving compliance by classifying the percentage of systems that will either be: converted to meet Y2K requirements, replaced by new systems, or upgraded with compliant systems.

     - Phase 4 Testing - This phase requires testing of individual systems on a stand alone basis, and of the integration of systems with other internal and external systems interfaces.

     - Phase 5 Implementation - This final stage requires implementation of remediated or replaced systems.

     The Inventory and Impact Assessment phases of this program have been completed in their entirety. The Remediation, Testing and Implementation phases of the program should be substantially completed for critical 1 and critical 2 systems by January 31, 1999 and for critical 3 systems by June 30, 1999.

     Based upon the Company's progress with its Y2K program, the cost of remediation, replacement and acceleration of replacement systems is not expected to exceed $20 million.

     Contingency plans, especially for interfaces with third party systems, are currently being developed and will be given greater focus in 1999 during the testing phase.

EURO CONVERSION

     On January 1, 1999, eleven of the fifteen member states of the European Union ("Participating Countries") will establish fixed conversion rates from their existing currencies ("Legacy Currencies") to the Euro and have agreed to adopt the Euro as their common legal currency as of that same date. During a Transition Period from January 1, 1999 until January 1, 2002 the Legacy Currencies will remain legal tender and parties will have the option to pay in Euros or Legacy Currencies of Participating Countries. On January 1, 2002 Participating Countries are expected to issue Euro currency and withdraw all bills and coinage of Legacy Currencies by July 1, 2002.

     Conversion to the Euro will necessitate some modification to the Company's information systems to produce dual currency invoices and accounts during the Transition Period. Also modifications will be required to enable use of the Euro as a base currency for the year 2002 and thereafter.

     Euro conversion is expected to have little impact on prices and competition due to the fact that the Company's product offerings vary greatly among the Participating Countries. Given the differences in products sold throughout the Participating Countries, conversion to a single currency should not result in pressure to harmonize prices. The Company has realized some cost savings due to the fact that, as of May, 1998, it ceased hedging activity among the participating currencies. The Company's Euro task force continue to monitor the impact of Euro conversion. The conversion to the Euro is also not expected to impact material contracts of the Company. The Company's overall costs of conversion to the Euro are not expected to exceed $5 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Quantitative Disclosure - There have been no material changes in the Company's market risk during the nine months ended September 30, 1998.

     Qualitative Disclosure - This information is set forth on pages 28 and 29, under the caption "Financial Instruments," of the Company's 1997 Annual Report which was filed as Exhibit 13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and is incorporated herein by reference.

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     There have been no material developments in the legal proceedings as previously reported in Form 10-Q for the quarter ended June 30, 1998.

ITEM 5. OTHER INFORMATION

         The Company hereby provides net sales and operating income by division for the periods presented below:

($ Millions)                    FOR THE THREE MONTHS                 FOR THE NINE MONTHS
                                      ENDED                                ENDED
                                   SEPTEMBER 30,                        SEPTEMBER 30,
                         ---------------------------------------------------------------------
                           1998        1997          %         1998         1997         %
                         --------    --------    --------    --------     --------    --------
NET SALES:
North America            $  411.2    $  420.1        (2.1)   $1,274.9     $1,278.2        (0.3)
Europe                      808.1       829.8        (2.6)    2,589.7      2,673.5        (3.1)
Latin America               276.0       275.3         0.2       861.5        833.6         3.4
Asia                         77.3        95.7       (19.2)      245.7        292.5       (16.0)
Baking                      410.8       402.6         2.0     1,247.3      1,199.7         4.0
                         --------    --------    --------    --------     --------    --------
Total                    $1,983.4    $2,023.5        (2.0)   $6,219.1     $6,277.5        (0.9)
                         ========    ========    ========    ========     ========    ========

OPERATING INCOME:
North America            $   66.2    $   70.2        (5.7)   $  207.3     $  156.8         N/M
Europe                      122.9       109.6        12.2       397.4        299.1         N/M
Latin America                70.8        63.4         8.4       184.6        147.4         N/M
Asia                         10.4        13.4       (22.6)       34.0         29.1         N/M
Baking                       30.3        26.1        16.2        71.5        (22.7)        N/M
Corporate Expenses           (8.2)       (4.8)         --       (27.6)       (58.2)        N/M
                         --------    --------    --------    --------     --------    --------
Total                    $  292.4    $  277.9         4.5    $  869.2     $  551.5         N/M
                         ========    ========    ========    ========     ========    ========

         Note: The 1997 results shown above for the nine month period ended September 30, 1997 include the effect of a $242.3 million pre-tax restructuring charge.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a) Exhibits pursuant to Item 601 of Regulation S-K.

        Exhibit 11 - Statements regarding the computation of earnings per common share.

        Exhibit 12 - Statement regarding the computation of ratios of earnings to fixed charges.

        Exhibit 27.1 - Financial data schedule.

        Exhibit 27.2 - Restated Financial data schedule.

     b) Reports on Form 8-K.

        There were no reports filed on Form 8-K during the third quarter of 1998.

                           BESTFOODS AND SUBSIDIARIES


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        BESTFOODS


DATE: November 13, 1998

                                        /s/ Bernard H. Kastory
                                        ----------------------------------------
                                        (Bernard H. Kastory)
                                        Senior Vice President, Finance
                                        and Administration



DATE: November 13, 1998
                                        /s/ Philip V. Terenzio
                                        ----------------------------------------
                                        (Philip V. Terenzio)
                                        Vice President and Controller

                                EXHIBIT INDEX
                                -------------


        Exhibit 11 - Statements regarding the computation of earnings per common share.

        Exhibit 12 - Statement regarding the computation of ratios of earnings to fixed charges.

        Exhibit 27.1 - Financial data schedule.

        Exhibit 27.2 - Restated Financial data schedule.