Form 10-Q/A
period 1998-09-30
BESTFOODS
filed 1998-12-22
CIK 25350

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------

                                   FORM 10-Q/A
                                  -------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                     Yes       X       No  _____


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

         For the three months ended September 30, 1998, net income increased 15% to $168 million or $.58 per basic common share ($.56 diluted) compared to $137 million or $.47 per basic common share ($.46 diluted) last year. Included in last year results was income from discontinued operations of $8 million or $.03 per basic and diluted share and an $18 million or $.06 per basic and diluted share for the loss on disposal on discontinued operations. Operating income improved by 5.2% due to some volume growth as well as margin improvements from restructuring and other cost initiatives partially offset by unfavorable currency rates. Also contributing to the improved results were: a reduction in the Company's effective tax rate to 34.5%; lower financing costs which resulted from interest on the favorable settlement of an environmental case; and a slight reduction in the number of shares outstanding due to the continuation of the share repurchase program announced in May.

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

         For the first nine months ended September 30, 1998, the Company had net income of $474 million or $1.62 per basic common share ($1.58 diluted) compared to $178 million or $.59 per basic and diluted common share last year. The 1998 results include a gain of $.7 million on the disposal of discontinued operations. Included in last year's results was an after-tax restructuring charge of $155 million or $.54 per basic common share ($.52 diluted), as well as an after-tax charge of $82 million or $.29 per basic common share ($.28 diluted) for the loss on disposal of discontinued operations. Excluding these items from both year's results, net income increased 14% and operating income for the period was 9.5% higher, advancing to $869 million from $794 million in 1997. Contributing to the increase was volume growth as well as margin improvements from restructuring activities and other cost initiatives and also a gain on the sale of the Horniman's tea business in Spain. Unfavorable currency rates reduced operating earnings.

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

     For certain of its North American raw material purchases, the Company hedges its exposure to commodity price fluctuations with commodity futures contracts. The Company's products are manufactured from a number of raw materials, including soybean and other edible oils, peanuts and wheat, all of which is, and is expected to be, in adequate supply. Such raw materials may or may not be hedged at any given time based on management's decisions as to the need to fix the costs of raw materials to protect the Company's profitability. The value of raw materials subject to commodity hedging represents approximately 15% of the total worldwide cost of sales. The historical price volatility of raw materials, combined with the relatively low percentage of raw materials to cost of sales, have never yielded a material adverse effect on gross margins and are not expected to in the future. In addition, any significant change in commodity prices can generally be recovered in higher selling prices, thereby, further minimizing the impact on the Company's margins.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's indebtedness at September 30, 1998 and December 31, 1997 is summarized herein under the caption "Long-term debt" on page 6. The Company's $400 million revolving credit agreement expired and was not replaced. The $800 million revolving credit agreement, established in 1997, continues in effect and matures in 2002. Covenants in this agreement were amended as follows: (1) the Company is required to maintain total debt to total capitalization at no more than 75% for the life of the agreement and (2) a new covenant was added requiring the Company to maintain earnings before interest, taxes, and depreciation and amortization ("EBITDA") to interest expense of not less than 6.0.

     At September 30, 1998, the debt to total capitalization ratio was 70.8% and the ratio of EBITDA to interest was 8.9.

     On September 25, 1998, the Company filed a shelf registration with the Securities and Exchange Commission which has not yet been declared effective,

READINESS FOR THE YEAR 2000

     Early computer programming used two digits instead of four to identify the applicable year, thus creating the Year 2000 ("Y2K") problem. If systems are not corrected as we move to the year 2000 there could be systems failures or miscalculations leading to delays and disruptions in the Company's operations. These delays and disruptions could include problems with: timely receipt of materials necessary for manufacturing, supply of customers in a timely manner, timely receipt of customer orders and payments, and overall maintenance of proper accounting records. Reasonable worst-case scenarios for the Company with respect to the Y2K issue could be either: (1) the widespread failure of critical suppliers and/or customers to correct their systems or (2) a production stoppage due to the failure of manufacturing equipment, either of which could have a material adverse effect on the operations of the Company.

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

     Euro conversion is expected to have little impact on prices and competition due to the fact that the Company's product offerings vary greatly among the Participating Countries. Given the differences in products sold throughout the Participating Countries, conversion to a single currency should not result in pressure to harmonize prices. The Company has realized some cost savings due to the fact that, as of May, 1998, it ceased hedging activity among the participating currencies. The Company's Euro task force continues to monitor the impact of Euro conversion. The conversion to the Euro is also not expected to impact material contracts of the Company. The Company's overall costs of conversion to the Euro are not expected to exceed $5 million.

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

     The Company hedges foreign currency cash flows, such as planned dividends, fees and intercompany loans utilizing foreign exchange contracts. In hedging these transactions, the timing and amount of the remittance are matched exactly. Using this approach any market risks related to subsequent changes in foreign currency values are eliminated and U.S. dollar amounts are locked-in. As a matter of policy the Company does not speculate in foreign currencies.

     For commodity purchases, the Company hedges commodity price fluctuations with commodity futures contracts for certain North American raw material purchases. The amount of raw materials subject to commodity hedging is not significant and additionally, because of the Company's pricing flexibility significant changes in commodity prices can generally be recovered through price increases. The Company's exposure to market risk is virtually eliminated using this approach.

                           BESTFOODS AND SUBSIDIARIES




                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                         BESTFOODS


DATE:   December 21, 1998

                                         /S/ Philip V. Terenzio
                                         --------------------------------------
                                         (Philip V. Terenzio)
                                         Vice President and Controller