Form 10-Q
period 1999-03-31
BESTFOODS
filed 1999-05-13
CIK 25350

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------

                                    FORM 10-Q

                                  -------------

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                      FOR THE QUARTER ENDED MARCH 31, 1999

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

           CLASS                                  OUTSTANDING AT MARCH 31, 1999
Common Stock, $.25 par value                             279,437,904 shares

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           BESTFOODS AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)



($ Millions except per share amounts)                       Three Months Ended
                                                                March 31,
                                                           ---------------------
                                                             1999           1998
                                                           ------         ------
Net sales                                                  $2,187         $2,121
Cost of sales                                               1,169          1,160
                                                           ------         ------

Gross profit                                                1,018            961

Operating expenses                                            733            703
                                                           ------         ------

Operating income                                              285            258
                                                           ------         ------

Financing costs                                                46             41
                                                           ------         ------

Income before taxes                                           239            217
Provision for income taxes                                     83             77
                                                           ------         ------
                                                              156            140
Minority stockholders' interest                                12              7
                                                           ------         ------
Net income                                                 $  144         $  133
                                                           ======         ======

AVERAGE COMMON SHARES OUTSTANDING:
    Basic                                                   280.9          288.6
    Diluted                                                 290.6          300.2

EARNINGS PER COMMON SHARE
    Basic                                                  $  .50         $  .45

    Diluted                                                $  .49         $  .44

CASH DIVIDENDS DECLARED PER COMMON SHARE                   $ .245         $ .225

-----------------
See notes to financial statements.

                           BESTFOODS AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                            (Unaudited)
($ Millions)                                                                               Mar. 31, 1999      Dec. 31, 1998
                                                                                           -------------      -------------
ASSETS
Current assets
    Cash and cash equivalents                                                                 $   110             $   142
    Notes and accounts receivable, net                                                          1,403               1,281
    Inventories                                                                                   848                 827
    Prepaid expenses                                                                               73                  75
    Deferred tax asset                                                                             78                  80
                                                                                              -------             -------
        Total current assets                                                                    2,512               2,405
                                                                                              -------             -------
Investments in unconsolidated affiliates                                                           12                  12
                                                                                              -------             -------
Plant and properties                                                                            3,495               3,462
Less accumulated depreciation                                                                   1,530               1,497
                                                                                              -------             -------
                                                                                                1,965               1,965
                                                                                              -------             -------
Excess cost over net assets of businesses acquired and other
    intangible assets (net of accumulated amortization of $338 and $329)                        1,829               1,854
                                                                                              -------             -------
Other assets                                                                                      204                 199
                                                                                              -------             -------
                                                                                              $ 6,522             $ 6,435
                                                                                              =======             =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Notes and drafts payable                                                                  $   776             $   604
    Accounts payable and accrued liabilities                                                    1,492               1,476
    Income taxes payable                                                                          196                 162
    Dividends payable                                                                              69                  70
                                                                                              -------             -------
        Total current liabilities                                                               2,533               2,312
                                                                                              -------             -------
Non-current liabilities                                                                           913                 928
                                                                                              -------             -------
Long-term debt                                                                                  1,963               2,053
                                                                                              -------             -------
Deferred taxes on income                                                                           11                   5
                                                                                              -------             -------
                                                                                                  166                 156
                                                                                              -------             -------
Stockholders' equity
    Preferred stock, authorized 25 million shares $1 par value                                     --                  --
    Designations: Series B ESOP convertible 3 million shares designated
        1.7 million shares issued at stated value (1998: 1.8 million shares)                      155                 157
    Series A Junior Participating 2 million shares designated - none issued                        --                  --
    Common stock authorized 900 million shares $.25 par value - issued
        390.5 million shares                                                                       98                  98
    Capital in excess of par value of stock                                                       176                 171
    Unearned ESOP compensation                                                                    (80)                (80)
    Accumulated other comprehensive income                                                       (405)               (413)
    Common stock in treasury at cost - 111.1 million shares
        (1998: 108.6 million shares)                                                           (2,031)             (1,900)
    Retained earnings                                                                           3,023               2,948
                                                                                              -------             -------
        Total stockholders' equity                                                                936                 981
                                                                                              -------             -------
                                                                                              $ 6,522             $ 6,435
                                                                                              =======             =======

----------
See notes to financial statements.

                           BESTFOODS AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      Three Months Ended
($ Millions)                                                               March 31,
                                                                  -----------------------------
                                                                   1999                    1998
                                                                  -----                   -----
Cash flows from (used for) operating activities
Net income                                                        $ 144                   $ 133
Non-cash charges (credits) to net income
    Depreciation and amortization                                    65                      63
    Deferred taxes                                                    6                       8
Changes in trade working capital:
    Notes and accounts receivable and prepaid expenses             (124)                   (132)
    Inventories                                                     (23)                     (6)
    Accounts payable and accrued liabilities                         52                      93
                                                                  -----                   -----
Net cash flows from operating activities                            120                     159
                                                                  -----                   -----

Cash flows used for investing activities
Capital expenditures paid                                           (59)                    (57)
Proceeds from disposal of plants and properties                       5                      30
                                                                  -----                   -----
Net cash flows used for investing activities                        (54)                    (27)
                                                                  -----                   -----
Net cash flows after investments                                     66                     132
                                                                  -----                   -----
Cash flows from (used for) financing activities
Purchase of treasury stock                                         (136)                    (33)
Repayment of long-term debt                                          (5)                     (6)
New long-term debt                                                    5                     354
Net change in short-term debt                                       101                    (243)
Dividends paid on common stock                                      (70)                    (65)
Common stock issued                                                   5                      21
Other liabilities (assets)                                            1                      (5)
                                                                  -----                   -----
Net cash flows from (used for) financing activities                 (99)                     23
                                                                  -----                   -----
     Effects of exchange rates on cash                                1                      (2)
                                                                  -----                   -----
     Increase (decrease) in cash and cash equivalents               (32)                    153
                                                                  -----                   -----
     Cash and cash equivalents, beginning of year                   142                      39
                                                                  -----                   -----
Cash and cash equivalents, end of period                          $ 110                   $ 192
                                                                  =====                   =====

---------------
See notes to financial statements.

                           BESTFOODS AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

($ Millions)
                                                                                                 Capital in         Unearned
                                               Comprehensive       Preferred       Common        Excess of            ESOP
                                                   Income            Stock          Stock        Par Value        Compensation
                                                   ------            -----          -----        ---------        ------------
Balance, December 31, 1998                                            $157            $98             $171               $(80)

Comprehensive income
     Net income for the period                    $144

     Foreign currency translation
     adjustment ($12 pre-tax)                        8
                                                  ----
Comprehensive income                              $152
                                                  ====
ESOP shares redeemed                                                    (2)                             (3)

Dividends:
     Common stock

Shares issued for:
     Stock options and deferred
     Compensation                                                                                        8
Treasury stock acquired
                                                                      ----            ---             ----               ----
Balance, March 31, 1999                                               $155            $98             $176               $(80)
                                                                      ====            ===             ====               ====



($ Millions)                                    Accumulated
                                                   Other
                                               Comprehensive         Treasury        Retained
                                                   Income             Stock          Earnings
                                                   ------             -----          --------
Balance, December 31, 1998                            $(413)         $(1,900)          $2,948

Comprehensive income
     Net income for the period                                                            144

     Foreign currency translation
     adjustment ($12 pre-tax)                             8

Comprehensive income

ESOP shares redeemed

Dividends:
     Common stock                                                                         (69)

Shares issued for:
     Stock options and deferred
     Compensation                                                          5
Treasury stock acquired                                                 (136)
                                                      -----          -------           ------
Balance, March 31, 1999                               $(405)         $(2,031)          $3,023
                                                      =====          =======           ======

----------------
See notes to financial statements.

                           BESTFOODS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   INTERIM FINANCIAL STATEMENTS

     The unaudited consolidated interim financial statements included herein were prepared by management and reflect all adjustments (consisting solely of normal recurring items) which are, in the opinion of management, necessary to present a fair statement of results of operations for the interim periods ended March 31, 1999 and 1998 and the financial position as of March 31, 1999.

        References to "the Company" are to Bestfoods and it's consolidated subsidiaries. These statements should be read in conjunction with the consolidated financial statements and the related footnotes to these statements contained in the Company's Annual Report to Stockholders which were incorporated by reference in Form 10-K for the fiscal year ended December 31, 1998.

2.   ACCOUNTING PRONOUNCEMENTS

     In June 1998 the Financial Accounting Standards Board issued Statement No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities," which requires companies to recognize all derivatives as assets or liabilities in the statement of financial position and measure those instruments at fair value. Changes in fair value of derivatives are recorded in earnings or other comprehensive income depending upon the intended use of the derivative and the resulting designation. This statement is effective for fiscal periods beginning after June 15, 1999. The Company is in the process of assessing the impact of adoption of this statement on its financial position and results of operations, which is not expected to be significant.

3. ACQUISITIONS

     During the first quarter of 1999, the Company purchased Thomas Morel Foods Ltd. in the United Kingdom for approximately $7 million and included the operating results since the date of acquisition. The Thomas Morel business has approximately $9 million in annual sales and produces chilled and frozen foods mainly for the foodservice (catering) market. This acquisition was acquired on a deferred payment basis and resulted in the Company issuing interest-bearing notes in the full amount of the purchase price.

4.   INVENTORIES

Inventories are summarized as follow:

($ Millions)                            Mar. 31, 1999             Dec. 31, 1998
                                        -------------             -------------
Finished and goods in process                  $552                     $533
Raw materials                                   185                      186
Supplies                                        111                      108
                                               ----                     ----
                                               $848                     $827
                                               ====                     ====

5.   LONG-TERM DEBT

Long-term debt is summarized as follows:

($ Millions)                                                                     Mar. 31, 1999           Dec. 31, 1998
------------                                                                     -------------           -------------
7.71% ESOP guaranteed notes due December 2004                                        $  113                  $  113
5.625% -- 6.75% pollution control revenue bonds due
  2007-2016                                                                              15                      15
5.6% notes due 2097 (effective rate 7.3%)                                               100                     100
7.0% notes due 2017                                                                     150                     150
6.15% notes due 2006                                                                    300                     300
7.25% notes due 2026                                                                    300                     300
6.625% notes due 2028                                                                   250                     250
Medium term notes at various rates due 2000-2005                                        175                     175
5% Swiss franc debentures                                                               144                     144
6.75% German mark debentures                                                            119                     120
2.3% Japanese yen term loan                                                              20                      21
Other secured and unsecured notes and loans at various
  rates and due dates                                                                   405                     428
                                                                                     ------                  ------
                                                                                      2,091                   2,116
                                                                                     ------                  ------
Less current maturities                                                                 128                      63
                                                                                     ------                  ------
                                                                                     $1,963                  $2,053
                                                                                     ======                  ======


6.   CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplementary information for the consolidated statements of cash flows is set forth below:

($ Millions)                                                                       Three Months Ended March 31,
                                                                                  1999                      1998
                                                                                  ----                      ----
     Cash paid during the period for:
         Interest                                                                  $38                       $33
         Income taxes                                                               32                        38



7.   FINANCIAL INSTRUMENTS

     The Company's policies regarding hedging foreign currency cash flows and commodities are set forth in the Annual Report to Stockholders which was filed with the Commission as Exhibit 13 to Form 10-K for the year ended December 31, 1998.

FOREIGN EXCHANGE CONTRACTS

     At March 31, 1999, the Company had forward exchange contracts to deliver $74 million of foreign currencies comprising $33 million in British pounds, $23 million in Dutch guilders, and $18 million in various other currencies. The Company also had, at March 31, 1999, contracts to purchase $1 million worth of foreign currencies comprising mostly French francs.

At December 31, 1998, the Company had forward exchange contracts to deliver $150 million in foreign currencies comprising $58 million in French francs, $28 million in German marks, $20 million in Italian lira, $12 million in Irish punts, and $32 million in various other currencies. The Company also had contracts to purchase $134 million in foreign currencies consisting of $49 million in French francs, $29 million in Dutch guilders, $24 million in Italian lira, $13 million in Spanish pesetas, and $19 million in various other currencies.

COMMODITIES

     At March 31, 1999 and December 31, 1998 the outstanding commodity contracts were not material to the Company's financial position or results of operations.

INTEREST RATE SWAPS

     At March 31, 1999 and December 31, 1998 the Company had interest rate swap agreements outstanding with notional amounts of $200 million. A portion of the Company's fixed-rate debt position was hedged with these agreements with a floating weighted-average pay rate of 5.2% and a fixed weighted-average receive rate of 5.3%. These swap agreements terminate on various dates through 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Worldwide sales for the three months ended March 31, 1999 were $2.19 billion, up 3.1% from the $2.12 billion for the same period last year. Contributing to the increase in sales were a 2.4% improvement in worldwide volumes as well as improved prices in all divisions. Partially offsetting these increases was the negative impact of currency values, particularly in Latin America.

     Operating income for the three months ended March 31, 1999 increased 10.3% compared to last year. This gain was chiefly the result of the higher volumes in the ongoing businesses and improved margins in all five divisions, as the company continued to benefit from the cost-improvement efforts of the last several years. Volume additions from two businesses acquired since the first quarter of last year were fully offset by disposals of several non-core businesses in the same period. Negative currency comparisons to last year slightly offset the gains mentioned above.

     Net income and earnings per diluted common share increased 7.9% and 11.4%, respectively to $144 million or $.49 per share compared to $133 million or $.44 per share last year. Contributing to the improved results were an improvement in operating income, a slightly lower effective tax rate and fewer shares outstanding which were partially offset by higher financing costs and minority stockholders' interest.

     In North America, sales were slightly lower mainly due to a 2.1% decline in volumes. The lower volumes reflected a decline in the peanut butter category and intense competition in pourable dressings and oils. The division also experienced some temporary problems with distribution in February, as a massive supply chain project was implemented for the U.S. grocery portion of the division. Shipments in March, however, strongly improved from the previous month. In addition, volumes for North American foodservice, which accounts for 25% of the division's sales, increased 4%. Despite the lower sales, operating income improved 2.4% compared to the same period last year due to improved margins.

     In Europe, sales were 7.7% higher than first quarter of last year due to improved volumes, slightly higher prices and positive currency impact. Operating income was up 22% also as a result of vigorous volume growth, positive currencies and improved margins. In the region volumes grew 5.6% including a .9% improvement from acquired businesses.

     In Latin America, net sales and operating income were 4.3% and 2.4% lower, respectively. These results reflect the tough economic environment in the region during the first quarter of 1999. Negative currency comparisons significantly affected the results as both sales and operating income improved in local currencies.

     In Asia, sales improved 2.8% while operating income decreased 5.3%. Volumes in the region improved 5.4% and prices were higher but results were impacted by the effect of negative currency values compared to last year.

     In the Baking business, net sales and operating income increased 1.5% and 17%, respectively compared to the first quarter of last year. Volumes increased 2.3%, excluding the impact of the sale of the business in the United Kingdom, which was sold at the end of 1998, and prices were higher. The improvement in operating income was also positively impacted by the improved volumes but most of the gain was from cost efficiencies compared to last year.

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

     Also because of the Company's broad operational reach, it is subject to risks due to changes in foreign currencies that could affect earnings. As a practical matter, it is not feasible to cover these fluctuations with currency hedges. Additionally, the Company believes that over time most currencies of major countries in which it operates will equalize against the U.S. dollar. However, the Company does maintain a policy of hedging its exposure to foreign currency cash flows to cover planned dividends, fees and royalties, inter-company loans, and other similar transactions. In addition, the Company hedges certain net investments with borrowings denominated in the particular currency. As a matter of policy, the Company does not speculate in foreign currencies.

     For certain of its North American raw material purchases, the Company hedges its exposure to commodity price fluctuations with commodity futures contracts. The Company's products are manufactured from a number of raw materials, including soybean and other edible oils, peanuts and wheat, all of which are, and are expected to be, in adequate supply. Such raw materials may or may not be hedged at any given time based on management's decisions as to the need to fix the cost of raw materials to protect the Company's profitability. The value of raw materials subject to commodity hedging represents a small percentage of the total worldwide cost of sales. The historical price volatility of raw materials, combined with the relatively low percentage of raw materials to cost of sales, have never yielded a material adverse effect on gross margins and are not expected to in the future. In addition, any significant change in commodity prices can generally be recovered in higher selling prices, thereby further minimizing the impact on the Company's margins.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's indebtedness at March 31, 1999 and December 31, 1998 is summarized herein under the caption "Long-term debt" on page 6. Material terms of all loans, lines of credit and covenants are discussed in the "Long-term debt" note found on pages 33 and 34 of the Company's 1998 Annual Report and filed as Exhibit 13 to the 1998 Form 10-K. At March 31, 1999, the debt to total capitalization ratio was 71.1% and the ratio of EBITDA to interest was 7.4.


READINESS FOR THE YEAR 2000

     As discussed on pages 23 and 24 of the Company's 1998 Annual Report which was filed as Exhibit 13 to the 1998 Form 10-K, the Bestfoods Year 2000 Program continued on track during the first quarter. The Inventory and Impact Assessment phases of the program were completed before December 31, 1998 while the Remediation, Testing, and Implementation phases have already been completed for a substantial number of systems. The Company expects these phases of the program to be complete for all systems by July 31, 1999.

     Contingency plans for all critical business processes are currently being established to ensure business continuation in the event of internal or external Y2K related failures.

EURO CONVERSION

     On January 1, 1999, 11 of the 15 member states of the European Union ("Participating Countries") established fixed conversion rates from their existing currencies ("Legacy Currencies") to the Euro and agreed to adopt the Euro as their common legal currency. During a transition period, from January 1, 1999, until January 1, 2002 the Legacy Currencies will remain legal tender and parties will have the option to pay in Euros or Legacy Currencies of Participating Countries. On January 1, 2002 Participating Countries are expected to issue Euro currency and withdraw all bills and coinage of Legacy Currencies by July 1, 2002.

     Conversion to the Euro has necessitated some modification to the Company's information systems to produce dual currency invoices and accounts during the transition period. Also modifications have been required to enable use of the Euro as a base currency for the year 2002 and thereafter.

     Although the conversion to the Euro will, in general, make the prices of products more transparent across participating countries' boundaries, the Company doesn't expect any significant impact due to its great variety of products.

       The Company has also realized some cost savings because it ceased hedging activity among the participating currencies as of May 1998. The conversion to the Euro is also not expected to impact material contracts of the Company. The Company's Euro task force continues to monitor the impact of Euro conversion. The Company's overall costs of conversion to the Euro are not expected to exceed $5 million.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Quantitative Disclosure - There have been no material changes in the Company's market risk during the first quarter ended March 31, 1999.

     Qualitative Disclosure - This information is set forth on page 31, under the caption "Financial Instruments," of the Company's 1998 Annual Report which was filed as Exhibit 13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and is incorporated herein by reference.

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     There have been no material developments in the legal proceedings as previously reported in Form 10-K for the year ended December 31, 1998.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the annual meeting of stockholders held on April 22, 1999, the following matters were submitted to a vote of security holders along with the number of votes cast for, against or withheld, as to each such matter:

     1.  ELECTION OF DIRECTORS:

         The following directors were elected each for a term of three years expiring in 2002:

            Director Name                                Votes For               Votes
                                                                                Withheld
            -------------                                ---------              --------
            Clateo Castellini                            229,242,029           8,297,431

            Richard G. Holder                            229,166,219           8,373,241

            Eileen S. Kraus                              229,128,978           8,410,482

            Alain Labergere                              229,228,459           8,311,001



     2. APPOINTMENT OF INDEPENDENT AUDITORS - The stockholders were asked to ratify the appointment of KPMG LLP as independent auditors for the Company for 1999. This matter was approved by the stockholders with 235,458,415 votes cast for, 1,237,583 votes cast against and 843,462 votes withheld.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a) Exhibits pursuant to Item 601 of Regulation S-K.

         Exhibit 11 - Statements regarding the computation of earnings per common share.

         Exhibit 12 - Statement regarding the computation of ratios of earnings to fixed charges.

         Exhibit 27 - Financial data schedule.

     b) Reports on Form 8-K.

         There were no reports filed on Form 8-K during the first quarter of 1999.

                           BESTFOODS AND SUBSIDIARIES




                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  BESTFOODS


DATE:   May 12, 1999

                                  /S/  Robert J. Gillespie
                                  --------------------------------------------
                                  (Robert J. Gillespie)
                                  Executive Vice President, Strategic Business
                                  Development and Finance




DATE:   May 12, 1999
                                  /S/ Philip V. Terenzio
                                  ---------------------------------------------
                                  (Philip V. Terenzio)
                                          Vice President and  Controller