Form 10-Q
period 1999-06-30
BESTFOODS
filed 1999-08-11
CIK 25350

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------

                                    FORM 10-Q

                                  -------------

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       FOR THE QUARTER ENDED JUNE 30, 1999

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

          CLASS                                    OUTSTANDING AT JUNE 30, 1999
 Common Stock, $.25 par value                           278,927,813 shares

                          PART I FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                           BESTFOODS AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                           Three Months Ended                 Six Months Ended
(In millions except per share amounts)                          June 30,                           June 30,
                                                         ------------------------           -----------------------
                                                           1999             1998             1999             1998
                                                         -------           ------           ------           ------
Net sales                                                 $2,155           $2,125           $4,350           $4,255
Cost of sales                                              1,131            1,166            2,308            2,335
                                                          ------           ------           ------           ------
Gross profit                                               1,024              959            2,042            1,920
Operating expenses                                           691              640            1,424            1,343
                                                          ------           ------           ------           ------
Operating income                                             333              319              618              577
Financing costs                                               51               43               97               84
                                                          ------           ------           ------           ------
Income before income taxes                                   282              276              521              493
Provision for income taxes                                    97               98              180              175
                                                          ------           ------           ------           ------
                                                             185              178              341              318
Minority stockholders' interest                                9                5               21               12
                                                          ------           ------           ------           ------
Net income                                                $  176           $  173           $  320           $  306
                                                          ======           ======           ======           ======

AVERAGE COMMON SHARES OUTSTANDING:

    Basic                                                  279.0            288.0            279.9            288.3
    Diluted                                                288.0            298.5            288.9            299.5

EARNINGS PER COMMON SHARE:

    Basic                                                 $ 0.62           $ 0.59           $ 1.13           $ 1.04
    Diluted                                               $ 0.61           $ 0.58           $ 1.10           $ 1.02

CASH DIVIDENDS DECLARED PER COMMON SHARE                  $0.245           $0.225           $ 0.49           $ 0.45








-----------------
See notes to consolidated financial statements.

                                            BESTFOODS AND SUBSIDIARIES

                                            CONSOLIDATED BALANCE SHEETS

                                                                                         (Unaudited)
($ Millions)                                                                            June 30, 1999      Dec. 31, 1998
                                                                                        -------------      -------------
ASSETS
Current assets
    Cash and cash equivalents                                                                 $   123           $   142
    Notes and accounts receivable, net                                                          1,267             1,281
    Inventories                                                                                   809               827
    Prepaid expenses                                                                               98                75
    Deferred tax asset                                                                             69                80
                                                                                              -------           -------
        Total current assets                                                                    2,366             2,405
                                                                                              -------           -------
Investments in and loans to unconsolidated affiliate                                               16                12
                                                                                              -------           -------
Plant and properties                                                                            3,413             3,462
Less accumulated depreciation                                                                   1,504             1,497
                                                                                              -------           -------
                                                                                                1,909             1,965
                                                                                              -------           -------
Excess cost over net assets of businesses acquired and other
    intangible assets (net of accumulated amortization of $341 and $329)                        1,710             1,854
                                                                                              -------           -------
Other assets
                                                                                                  198               199
                                                                                              =======           =======
                                                                                              $ 6,199           $ 6,435
                                                                                              =======           =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Notes and drafts payable                                                                  $   741           $   604
    Accounts payable and accrued liabilities                                                    1,380             1,476
    Income taxes payable                                                                          190               162
    Dividends payable                                                                              70                70
                                                                                              -------           -------
        Total current liabilities                                                               2,381             2,312
                                                                                              -------           -------
Non-current liabilities                                                                           915               928
                                                                                              -------           -------
Long-term debt                                                                                  1,899             2,053
                                                                                              -------           -------
Deferred taxes on income                                                                           --                 5
                                                                                              -------           -------
Minority interest                                                                                 173               156
                                                                                              -------           -------
Stockholders' equity

    Preferred stock, authorized 25 million shares $1 par value                                     --                --

    Designations: Series B ESOP convertible 3 million shares designated
        1.7 million shares issued at stated value (1998: 1.8 million shares)                      153               157
    Series A Junior Participating 2 million shares designated - none issued                        --                --

    Common stock authorized 900 million shares $.25 par value - issued
        390.5 million shares                                                                       98                98
    Capital in excess of par value of stock                                                       168               171

    Unearned ESOP compensation                                                                    (73)              (80)

    Accumulated other comprehensive income                                                       (577)             (413)
    Common stock in treasury at cost - 1999: 111.6 million shares
        (1998: 108.6 million shares)                                                           (2,063)           (1,900)
    Retained earnings                                                                           3,125             2,948
                                                                                              -------           -------
        Total stockholders' equity                                                                831               981
                                                                                              -------           -------
                                                                                              $ 6,199           $ 6,435
                                                                                              =======           =======


----------
See notes to consolidated financial statements.

                                            BESTFOODS AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)

($ Millions)                                                                              Six Months Ended
                                                                                               June 30,
                                                                                     ----------------------------
                                                                                      1999                  1998
                                                                                     ------                ------


Cash flows from (used for) operating activities
Net income                                                                           $ 320                 $ 306
Non-cash charges (credits) to net income
    Depreciation and amortization                                                      128                   125
    Deferred taxes                                                                     (15)                   22
Other, net                                                                               6                    (9)
Changes in trade working capital:
    Notes and accounts receivable and prepaid expenses                                 (77)                  (97)
    Inventories                                                                        (17)                   (6)
    Accounts payable and accrued liabilities                                             6                   (28)
                                                                                    ------                ------
Net cash flows from operating activities                                               351                   313
                                                                                    ------                ------
Cash flows from (used for) investing activities

Capital expenditures                                                                  (124)                 (120)
Proceeds from disposal of plants and properties                                         11                    53
Proceeds from businesses sold                                                           --                    42
Businesses acquired                                                                    (26)                  (41)
                                                                                    ------                ------
Net cash flows used for investing activities                                          (139)                  (66)
                                                                                    ------                ------
Net cash flows after investments                                                       212                   247
                                                                                    ------                ------
Cash flows from (used for) financing activities

Purchase of treasury stock                                                            (173)                 (118)
Repayment of long-term debt                                                            (20)                  (30)
New long-term debt                                                                      18                   344
Net change in short-term debt                                                           57                  (270)
Dividends paid on common stock                                                        (140)                 (130)
Dividends paid on preferred stock                                                       (6)                   (6)
Common stock issued                                                                     10                    12
Other liabilities (assets)                                                              31                    (2)
                                                                                    ------                ------
Net cash flows used for financing activities                                          (223)                 (200)
Effects of exchange rates on cash                                                       (8)                   (4)
                                                                                    ------                ------
Increase(decrease)in cash and cash equivalents                                         (19)                   43
                                                                                    ------                ------
Cash and cash equivalents, beginning of year                                           142                    39
                                                                                    ------                ------
Cash and cash equivalents, end of period                                             $ 123                 $  82
                                                                                    ======                ======

----------
See notes to consolidated financial statements.

                           BESTFOODS AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                ($ Millions)                                                                                        Accumulated
                                                                                Capital in       Unearned               Other
                                 Comprehensive    Preferred        Common       Excess of          ESOP            Comprehensive
                                        Income        Stock         Stock       Par Value      Compensation            Income
                                ---------------   ----------     ---------     -----------     -------------     -------------------
Balance, December 31, 1998                           $157           $98            $171             $(80)                  $(413)

Comprehensive income
  Net income for the period              $320

  Foreign currency translation
  adjustment ($250 pre-tax)              (164)                                                                              (164)

                                ---------------
Comprehensive income                     $156

                                ===============

ESOP compensation earned                                                                              7

ESOP shares redeemed                                    (4)                           (5)

Dividends:

      Common stock
      Preferred stock

Shares issued for:
       Stock options and deferred

       Compensation                                                                    2

Treasury stock acquired

                                                  ----------     ---------     -----------     -------------     ------------------
Balance, June 30, 1999                               $153           $98            $168             $(73)                  $(577)
                                                  ==========     =========     ===========     =============     ===================


               ($ Millions)

                                   Treasury               Retained
                                    Stock                 Earnings
                                 ---------------      -----------------
Balance, December 31, 1998             $(1,900)                 $2,948

Comprehensive income
  Net income for the period                                        320

  Foreign currency translation

  adjustment ($250 pre-tax)


Comprehensive income



ESOP compensation earned

ESOP shares redeemed

Dividends:

      Common stock                                               (138)
      Preferred stock                                              (5)

Shares issued for:
       Stock options and deferred

        Compensation                        10

Treasury stock acquired                   (173)

                                 ---------------      -----------------
Balance, June 30, 1999                 $(2,063)                 $3,125
                                 ===============      =================

----------------
See notes to consolidated financial statements.

                           BESTFOODS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       INTERIM FINANCIAL STATEMENTS

         The unaudited consolidated interim financial statements included herein were prepared by management and reflect all adjustments (consisting solely of normal recurring items) which are, in the opinion of management, necessary to present a fair statement of results of operations for the interim periods ended June 30, 1999 and 1998 and the financial position as of June 30, 1999.

        References to "the Company" are to Bestfoods and its consolidated subsidiaries. These statements should be read in conjunction with the consolidated financial statements and the related footnotes to these statements contained in the Company's Annual Report to Stockholders which were incorporated by reference in Form 10-K for the fiscal year ended December 31, 1998.

2.       RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform to the 1999 presentation. Net sales and cost of sales have been restated for each of the four quarters of 1998 along with the first quarter of 1999 to reclassify certain transportation costs from sales deductions to cost of sales.

3.       ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities," which requires companies to recognize all derivatives as assets or liabilities in the statement of financial position and measure those instruments at fair value. Changes in fair value of derivatives are recorded in earnings or other comprehensive income depending upon the intended use of the derivative and the resulting designation. The effective date of this statement has been delayed to fiscal years beginning after June 15, 2000. The Company is in the process of determining the impact of adoption of this statement on its financial position and results of operations, which is not expected to be material.

4.       ACQUISITIONS AND DIVESTITURES

         During the second quarter of 1999, the company completed a number of small acquisitions. The Globus dressings business in Hungary, the Captain Cook packaged seasonings business in India and an energy drink business in Pakistan were all acquired during the second quarter and included the results since the dates of acquisition. All of the above acquisitions were accounted for by the purchase method.

5.   INVENTORIES

Inventories are summarized as follow:

($ Millions)                                  June 30, 1999      Dec. 31, 1998
                                              -------------      -------------

Finished and goods in process                          $535               $533
Raw materials                                           172                186
Supplies                                                102                108
                                                       ----               ----
                                                       $809               $827
                                                       ====               ====

6.   LONG-TERM DEBT

Long-term debt is summarized as follows:

($ Millions)                                                       June 30, 1999            Dec. 31, 1998
                                                                 ---------------             -------------
7.71% ESOP guaranteed notes due December 2004                             $  104                    $  113
5.625% -- 6.75% pollution control revenue bonds due
  2007-2016                                                                   15                        15
5.6% notes due 2097 (effective rate 7.3%)                                    100                       100
7.0% notes due 2017                                                          150                       150
6.15% notes due 2006                                                         300                       300
7.25% notes due 2026                                                         300                       300
6.625% notes due 2028                                                        250                       250
Medium term notes at various rates due 2000-2005                             175                       175
5% Swiss franc debentures                                                    135                       144
6.75% German mark debentures                                                 110                       120
2.3% Japanese yen term loan                                                   19                        21
Other secured and unsecured notes and loans at various
  rates and due dates                                                        372                       428
                                                                          ------                    ------
                                                                           2,030                     2,116
                                                                          ------                    ------
Less current maturities                                                      131                        63
                                                                          ------                    ------
                                                                          $1,899                    $2,053
                                                                          ======                    ======

7. CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplementary information for the consolidated statements of cash flows is set forth below:

($ Millions)                                                                      Six Months Ended June 30,
                                                                                1999                      1998
                                                                         -------------------       -------------------
Cash paid during the period for:
         Interest                                                                      $108                       $87
         Income taxes                                                                   123                        96

Details of businesses acquired were as follows:

         Fair value of assets acquired                                                   33                        56
         Less:  Liabilities assumed                                                       7                        15
                                                                         -------------------       -------------------
         Net cash paid                                                                  $26                       $41
                                                                         ===================       ===================

8.   FINANCIAL INSTRUMENTS

     The Company's policies regarding hedging foreign currency cash flows and commodities are set forth in the Annual Report to Stockholders which was filed with the Commission as Exhibit 13 to Form 10-K for the year ended December 31, 1998.

FOREIGN EXCHANGE CONTRACTS

     At June 30, 1999, the Company had forward exchange contracts to deliver $35 million in foreign currencies comprising $4 million in German marks, $19 million in Dutch guilders, $7 million in South African rand, and $5 million in various other currencies. The Company also had, at June 30, 1999, contracts to purchase $21 million of foreign currencies comprising $17 million in Dutch guilders, $3 million in German marks and $1 million in other currencies.

     At December 31, 1998, the Company had forward exchange contracts to deliver $150 million in foreign currencies comprising $ 58 million in French francs, $28 million in German marks, $20 million in Italian lira, $12 million in Irish punts, and $32 million in various other currencies. The Company also had contracts to purchase $134 million in foreign currencies consisting of $49 million in French francs, $29 million in Dutch guilders, $24 million in Italian lira, $13 million in Spanish pesetas, and $19 million in various other currencies.

COMMODITIES

     At June 30, 1999 and December 31, 1998 the outstanding commodity contracts were not material to the Company's financial position or results of operations.

INTEREST RATE SWAPS

     At June 30, 1999 and December 31, 1998, the Company had interest rate swap agreements outstanding with notional amounts of $200 million. A portion of the Company's fixed-rate debt position was hedged with these agreements. The floating weighted-average pay rate was 5% and 5.2% and the weighted-average receive rate was 5.3% and 5.3% at June 30, 1999 and December 31, 1998, respectively. These swap agreements terminate on various dates through 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     NET SALES for the three months ended June 30, 1999 increased $30 million to $2,155 million, up 1.4% from the $2,125 million for the same period last year. Contributing to the increase was a 1.2% improvement in worldwide volumes as well as a 2.5% improvement in prices for all divisions. Volume additions from businesses acquired since the second quarter of last year net of disposals of several non-core businesses in the same period increased volumes by .4%. Partially offsetting these increases was the negative 2.3% impact of currency values, particularly in Latin America.

     Net sales for the six months ended June 30, 1999 were $4,350 million, up 2.2% from the $4,255 million for the same period last year. Contributing to the increase in sales were a 1.8% improvement in worldwide volumes as well as a 2.3% improvement in prices of all divisions. The impact on volumes of business acquired net of businesses disposed of was not significant for the six month period. Partially offsetting these increases was the 1.9% negative impact of currency values, particularly in Latin America.

     An analysis of net sales by division is as follows:

                                                                        Three Months Ended                 Six Months Ended
             ($ Millions)                                                    June 30,                          June 30,
                                                                  --------------------------------   ------------------------------
                                                                       1999              1998            1999            1998
                                                                  ----------------   -------------   --------------  --------------
             North America                                                   $508            $507             $883            $883
             Europe                                                           903             858            1,898           1,782
             Latin America                                                    234             272              533             585
             Asia                                                              87              72              186             168
             Baking                                                           423             416              850             837
                                                                  ----------------   -------------   --------------  --------------
             Total                                                         $2,155          $2,125           $4,350          $4,255
                                                                  ================   =============   ==============  ==============

     In North America, sales were up slightly for the second quarter but were flat for the six-month period. Volumes declined .7% in the second quarter bringing the six-month period to a decline of 1.2%. Volumes of mayonnaise, pasta and oil were down for both the second quarter and six-month period compared to last year. The lower volumes reflected last year's second quarter volume increase preceding July 1 price increases on mayonnaise and oil. Volume increased for Knorr products and pourable dressings for both periods. Peanut butter volumes improved by 1% in the second quarter but for the six-month period were 2.4% below last year. Overall, prices for the division improved in both periods and currency comparisons were slightly negative for the Canadian operations.

     In Europe, net sales improved 5.2% for the quarter and 6.5% for the six-month period compared to the prior year. Volumes improved 3.4% for the quarter bringing the six-month period to an increase of 4.5%. The net volumes of businesses acquired and disposed of since the second quarter of last year added 1.4% to volumes for the quarter and 1.1% for the six months. For both periods, volumes, prices and currency comparisons were all positive.

     In Latin America, net sales were 14% and 8.9% lower for the second quarter and six-month period, respectively, compared to the prior year. Volumes were down and currency comparisons were negative, while prices improved in both periods. The main factor impacting results was the weak economic conditions of the region, particularly in Brazil and Colombia; however, more recently Brazil has seen a return to normal volume levels.

     In Asia, net sales improved 20% and 10.1% for the second quarter and six-month period compared to the prior year. Improved volumes were the main factor in this increase, improving by 11.7% and 8.1%, respectively. Prices also improved for both periods, while currency comparisons were positive for the quarter but still negative for the six-month period.

     In the Baking business, net sales increased 1.8% and 1.6% for the second quarter and six-month period, respectively compared to last year. Volumes increased 1% in the second quarter and 1.6% for the year-to-date period, excluding the impact of the sale of the business in the United Kingdom, which was sold at the end of 1998. Also contributing to the increased sales were higher prices in both periods.

     COST OF SALES AND OPERATING EXPENSES. Cost of sales as a percentage of net sales was 52.5% for the three months ended June 30, 1999, resulting in a gross profit margin of 47.5%, which is better than the 45.1% in the second quarter of last year. Gains from improved pricing, better efficiencies and lower commodity costs contributed to the increase. Operating expenses increased from the prior year. Last year's results included an $18 million gain on the sale of a non-core business in Europe.

     Cost of sales as a percentage of net sales was 53.1% for the six months ended June 30, 1999, resulting in a gross profit margin of 46.9%, which is better than the 45.1% in the same period of last year. The improvement in this period was due to the same factors discussed above for the second quarter.

     OPERATING INCOME for the three months ended June 30, 1999 increased 4.6% to $333 million compared to $319 million last year. This increase was chiefly the result of the higher volumes and improved margins in most divisions, as the Company continued to benefit from the cost-improvement efforts of the last several years. Negative currency comparisons to last year partially offset the gains mentioned above. Gross margins improved by 2.4% but were partially offset by the higher operating expenses discussed above.

     Operating income for the six months ended June 30, 1999 increased 7.1% compared to last year. This gain was chiefly the result of the higher volumes and improved margins, as the Company continued to benefit from the cost-improvement efforts of the last several years. Negative currency comparisons to last year slightly offset the gains mentioned above. Gross margins improved by 1.8% but were partially offset by the higher operating expenses discussed above.

     FINANCING COSTS of $51 and $97 million for the second quarter and six-month period, respectively, increased significantly compared to the last year mainly due to higher borrowing levels for the share buyback program and acquisitions.

     PROVISION FOR INCOME TAXES. The effective tax rate was 34.5% in the second quarter and six-month period of 1999 compared to 35.5% for the same periods of last year. The lower rate in 1999 resulted from a decrease in the effective tax rates in various foreign jurisdictions.

     NET INCOME AND EARNINGS PER DILUTED COMMON SHARE for the three months ended June 30, 1999 increased 2.2% and 5.2%, respectively to $176 million or $.61 per diluted share compared to $173 million or $.58 per diluted share last year. Contributing to the improved results were a $.03 per share improvement in operating income, a slightly lower effective tax rate contributing $.01 per share, and fewer shares outstanding adding $.02 per share. These increases were partially offset by decreases of $.02 per share from higher financing costs and $.01 per share from higher minority stockholders' interest.

     Net income and earnings per diluted common share for the six months ended June 30, 1999 increased 4.7% and 7.8%, respectively to $320 million or $1.10 per diluted share compared to $306 million or $1.02 per diluted share last year. Contributing to the improved results were a $.09 per share improvement in operating income, a slightly lower effective tax rate contributing $.02 per share, and fewer shares outstanding adding $.03 per share. Partially offsetting these increases were reductions of $.03 per share each from higher financing costs and minority stockholders' interest.

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

LIQUIDITY AND CAPITAL RESOURCES

     During the six-month period ended June 30, 1999, strong cash flows from operations continued to fund the Company's working capital requirements, capital expenditures and dividend payments. Working capital on a cash flow basis increased $88 million during the first six months of 1999 compared to $131 million for the same period of 1998. Capital expenditures were relatively even with last year's six-month period at $124 million, and the previously announced share buyback program continued totaling $170 million (3.5 million shares) for the year-to-date period.

     During the second quarter of 1999, the Company acquired a number of small businesses. The Globus dressings business in Hungary, the Captain Cook packaged seasonings business in India and an energy drink business in Pakistan were all acquired during the second quarter and the results have been included since the dates of acquisition. In addition, the Company expects to complete the acquisition of an additional 19% of total shares of its Pakistan affiliate, bringing the Company's ownership to more than 70%.

     The Company's indebtedness at June 30, 1999 and December 31, 1998 is summarized herein under the caption "Long-term debt" on page 6. Material terms of all loans, lines of credit and covenants are discussed in the "Long-term debt" note found on pages 33 and 34 of the Company's 1998 Annual Report and filed as Exhibit 13 to the 1998 Form 10-K.

     During the second quarter of 1999, the Company amended the financial covenant section of its revolving credit agreement, which expires in 2002. The ratio of total debt to total capitalization was replaced with a ratio of consolidated borrowed debt to consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA"). The new covenant requires the Company to maintain this ratio at less than 2.5. The agreement also requires the Company to maintain a ratio of EBITDA to interest expense of not less than 6.0. At June 30, 1999, the ratio of consolidated borrowed debt to EBITDA was 1.8 Additionally, the ratio of EBITDA to interest was 8.3 at June 30, 1999.


READINESS FOR THE YEAR 2000

     The Bestfoods Year 2000 Program, as discussed on pages 23 and 24 of the Company's 1998 Annual Report which was filed as Exhibit 13 to the 1998 Form 10-K, continued on track during the second quarter. The Inventory and Impact Assessment phases of the program were completed before December 31, 1998 while the Remediation, Testing, and Implementation phases have already been completed for a substantial number of systems. The Company expects these phases of the program to be complete for all systems by the end of the third quarter of 1999.

     Based upon the Company's progress with its Y2K program, the cost of remediation, replacement and acceleration of replacement systems has been lowered from the original estimate of $20 million and is now not expected to exceed $15 million.

     We have received written assurances from the majority of our suppliers, customers, and third party service providers that their businesses will be Y2K ready. Additionally, we are visiting the suppliers, customers, and third party service providers that we consider of critical importance for the purpose of making our own independent assessment of their Y2K readiness. Although we do not anticipate any significant Y2K related problems, we are establishing contingency plans to ensure business continuity in the event of Y2K related problems of our suppliers, customers, third party service providers, and internal systems. Some examples of contingency plans are inventory stockpiling, alternate sources of supply, manual processes, personal computer programs, and computer disaster recovery systems.

EURO CONVERSION

      The Company continues to believe, as discussed on page 24 of the Company's 1998 Annual Report, which was filed as Exhibit 13 to the 1998 Form 10-K, that conversion to the Euro will not have a material impact on its results of operations. The Company's Euro task force continues to monitor the impact of Euro conversion and does not expect the overall costs of this conversion to exceed $5 million.

FORWARD LOOKING AND CAUTIONARY STATEMENTS

     This report may contain forward-looking statements based on our best current information and reasonable assumptions about anticipated developments. Statements including such words as "believes," "expects," "anticipates," "intends," "plans," "estimates," and other similar expressions are intended to identify such forward-looking statements. Because of the risks and uncertainties that always exist in any operating environment or business, we cannot make assurances that these expectations will prove correct. Actual results and developments may differ materially depending upon currency values, competitive pricing, consumption levels, costs and political and social conditions in the economies and environments where Bestfoods operates.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Quantitative Disclosure - There have been no material changes in the Company's market risk during the six months ended June 30, 1999.

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

         Exhibit 27 - Financial data schedule.

     b) Reports on Form 8-K.

         There was one (1) report filed on Form 8-K, under Item 5. Other Events, during the second quarter of 1999 as follows:

         1. April 22, 1999 press release announcing the Company's expectation of strong growth in 1999 as discussed by Mr. Shoemate, Chairman and Chief Executive Officer of Bestfoods, at the 1999 Annual Meeting of Shareholders.

                           BESTFOODS AND SUBSIDIARIES

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            BESTFOODS

DATE:         August 11, 1999

                                            /S/  Robert J. Gillespie
                                            ------------------------------------
                                            (Robert J. Gillespie)

                                             Executive Vice President,
                                             Strategic Business Development
                                             and Finance

DATE:         August 11, 1999

                                             /S/ Philip V. Terenzio
                                             -----------------------------------
                                             (Philip V. Terenzio)
                                             Vice President and Controller