Form 10-Q
period 1999-09-30
BESTFOODS
filed 1999-11-12
CIK 25350

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------

                                    FORM 10-Q
                                  -------------

  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

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

         CLASS                                 OUTSTANDING AT SEPTEMBER 30, 1999
Common Stock, $.25 par value                           278,933,406 shares

                          PART I FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                           BESTFOODS AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                       Three Months Ended     Nine Months Ended
($ Millions except per share amounts)                      September 30,        September 30,
                                                       -------------------    ------------------
                                                         1999       1998       1999       1998
                                                         ----       ----       ----       ----

Net sales                                               $2,064     $1,992     $6,414     $6,247
Cost of sales                                            1,081      1,074      3,389      3,409
                                                        ------     ------     ------     ------
Gross profit                                               983        918      3,025      2,838
Operating expenses                                         649        626      2,073      1,969
                                                        ------     ------     ------     ------
Operating income                                           334        292        952        869
                                                        ------     ------     ------     ------
Financing costs                                             47         38        144        122
                                                        ------     ------     ------     ------
    Income from continuing operations before taxes         287        254        808        747
Provision for income taxes                                  91         83        271        258
                                                        ------     ------     ------     ------
                                                           196        171        537        489
Minority stockholders' interest                             12          4         33         16
                                                        ------     ------     ------     ------
Income from continuing operations                          184        167        504        473
Gain on disposal of discontinued operations, net of
    income tax benefit ($.4 - 1998)                          -          1          -          1
                                                        ------     ------     ------     ------
Net income                                              $  184     $  168     $  504     $  474
                                                        ======     ======     ======     ======

AVERAGE COMMON SHARES OUTSTANDING:
    Basic                                                279.0      286.9      279.6      287.8
    Diluted                                              287.8      297.1      288.6      298.8

EARNINGS PER COMMON SHARE:
    Basic                                               $ 0.65     $ 0.58     $ 1.78     $ 1.62
    Diluted                                             $ 0.64     $ 0.56     $ 1.74     $ 1.58


CASH DIVIDENDS DECLARED PER COMMON SHARE                $0.265     $0.245     $0.755     $0.695

See notes to consolidated financial statements.

                           BESTFOODS AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                (Unaudited)
($ Millions)                                                                   Sept. 30, 1999    Dec. 31, 1998
                                                                               --------------    -------------
ASSETS
Current assets
    Cash and cash equivalents                                                       $   127         $   142
    Notes and accounts receivable, net                                                1,194           1,281
    Inventories                                                                         757             827
    Prepaid expenses                                                                     98              75
    Deferred tax asset                                                                   75              80
                                                                                    -------         -------
        Total current assets                                                          2,251           2,405
                                                                                    -------         -------
Investments in and loans to unconsolidated affiliates                                    18              12
                                                                                    -------         -------
Plant and properties                                                                  3,410           3,462
Less accumulated depreciation                                                         1,515           1,497
                                                                                    -------         -------
                                                                                      1,895           1,965
                                                                                    -------         -------
Excess cost over net assets of businesses acquired and other
    Intangible assets (net of accumulated amortization of $349 and $329)              1,628           1,854
                                                                                    -------         -------
Other assets                                                                            183             199
                                                                                    =======         =======
                                                                                    $ 5,975         $ 6,435
                                                                                    =======         =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Notes and drafts payable                                                        $   567         $   604
    Accounts payable and accrued liabilities                                          1,348           1,476
    Income taxes payable                                                                170             162
    Dividends payable                                                                    74              70
                                                                                    -------         -------
        Total current liabilities                                                     2,159           2,312
                                                                                    -------         -------
Non-current liabilities                                                                 904             928
                                                                                    -------         -------
Long-term debt                                                                        1,884           2,053
                                                                                    -------         -------
Deferred taxes on income                                                                 27               5
                                                                                    -------         -------
Minority interest                                                                       168             156
                                                                                    -------         -------
Stockholders' equity
    Preferred stock, authorized 25 million shares $1 par value                          --              --
    Series B ESOP convertible 3 million shares designated
        1.7 million shares issued at stated value (1998: 1.8 million shares)            152             157
    Series A Junior Participating 2 million shares designated - none issued             --              --
    Common stock authorized 900 million shares $.25 par value - issued
        390.5 million shares                                                             98              98
    Capital in excess of par value of stock                                             168             171
    Unearned ESOP compensation                                                          (73)            (80)
    Accumulated other comprehensive income                                             (679)           (413)
    Common stock in treasury at cost - 111.6 million shares
        (1998: 108.6 million shares)                                                 (2,068)         (1,900)
    Retained earnings                                                                 3,235           2,948
                                                                                    -------         -------
        Total stockholders' equity                                                      833             981
                                                                                    =======         =======
                                                                                    $ 5,975         $ 6,435
                                                                                    =======         =======

See notes to consolidated financial statements.

                           BESTFOODS AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                               Nine Months Ended
($ Millions)                                                     September 30,
                                                               ------------------
                                                               1999          1998
                                                               ----          ----
Cash flows from (used for) operating activities
Net income from continuing operations                         $ 504         $ 474
Non-cash charges (credits) to net income
    Depreciation and amortization                               188           186
    Deferred taxes                                               13            34
Other, net                                                        6             5
Changes in trade working capital:
    Notes and accounts receivable and prepaid expenses           (7)          (39)
    Inventories                                                  22           (43)
    Accounts payable and accrued liabilities                    (28)          (12)
                                                              -----         -----
Net cash flows from operating activities                        698           605
                                                              -----         -----

Cash flows from (used for) investing activities
Capital expenditures                                           (185)         (178)
Proceeds from disposal of plants and properties                  17            50
Proceeds from businesses sold                                   ---            73
Businesses acquired                                             (26)          (41)
                                                              -----         -----
Net cash flows used for investing activities                   (194)          (96)
                                                              -----         -----
Net cash flows after investments                                504           509
                                                              -----         -----

Cash flows from (used for) financing activities
Purchase of treasury stock                                     (180)         (211)
Repayment of long-term debt                                     (29)          (60)
New long-term debt                                               18           350
Net change in short-term debt                                  (117)         (295)
Dividends paid on common stock                                 (209)         (195)
Dividends paid on preferred stock                                (6)           (6)
Common stock issued                                              12            14
Other liabilities (assets)                                        3           (20)
                                                              -----         -----
Net cash flows used for financing activities                   (508)         (423)
                                                              -----         -----
Effects of exchange rates on cash                               (11)           (5)
                                                              -----         -----
Increase (decrease) in cash and cash equivalents                (15)           81
                                                              -----         -----
Cash and cash equivalents, beginning of year                    142            39
                                                              =====         =====
Cash and cash equivalents, end of period                      $ 127         $ 120
                                                              =====         =====

See notes to consolidated financial statements.

                           BESTFOODS AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

($ Millions)
                                                                                         Capital in
                                         Comprehensive    Preferred        Common         Excess of
                                            Income          Stock           Stock         Par Value
                                         ----------------------------------------------------------
Balance, December 31, 1998                                 $   157         $    98         $   171

Comprehensive income
     Net income for the period             $   504

     Foreign currency translation
     adjustment ($400 pre-tax)                (266)
                                           -------
Comprehensive income                       $   238
                                           =======

ESOP compensation earned

ESOP shares redeemed                                            (5)                             (7)

Dividends:
         Common stock
         Preferred stock

Shares issued for:
         Stock options and deferred
           compensation                                                                          4

Treasury stock acquired
                                                           -------         -------         -------
Balance, September 30, 1999                                $   152         $    98         $   168
                                                           =======         =======         =======

($ Millions)                                            Accumulated
                                          Unearned         Other
                                            ESOP       Comprehensive     Treasury        Retained
                                        Compensation       Income          Stock          Earnings
                                        ----------------------------------------------------------
Balance, December 31, 1998                $   (80)        $  (413)        $(1,900)        $ 2,948

Comprehensive income
     Net income for the period                                                                504

     Foreign currency translation
     adjustment ($400 pre-tax)                               (266)

Comprehensive income


ESOP compensation earned                        7

ESOP shares redeemed

Dividends:
         Common stock                                                                        (212)
         Preferred stock                                                                       (5)

Shares issued for:
         Stock options and deferred
           compensation                                                         12

Treasury stock acquired                                                       (180)
                                           -------          -------         -------         -------
Balance, September 30, 1999                $   (73)         $ (679)        $(2,068)        $ 3,235
                                           =======          =======         =======         =======

See notes to consolidated financial statements.

                           BESTFOODS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   INTERIM FINANCIAL STATEMENTS

     The unaudited consolidated interim financial statements included herein were prepared by management and reflect all adjustments (consisting solely of normal recurring items) which are, in the opinion of management, necessary to present a fair statement of results of operations for the interim periods ended September 30, 1999 and 1998 and the financial position as of September 30, 1999.

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

3.   ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities," which requires the recognition of all derivatives as assets or liabilities in the statement of financial position and measure those instruments at fair value. Changes in fair value of derivatives are recorded in earnings or other comprehensive income depending upon the intended use of the derivative and the resulting designation. The effective date of this statement has been delayed to fiscal years beginning after June 15, 2000. The Company is in the process of determining the impact the adoption of this statement on its financial position and results of operations, which is not expected to be significant.

4. ACQUISITIONS AND DIVESTITURES

     During the third quarter of 1999, the Company reached an agreement to purchase Case Swayne Co., Inc., a leading developer and processor of custom sauces and seasonings for the foodservice industry. The results of operations will be included from the date of acquisition of October 1999. This acquisition will be accounted for by the purchase method. Also during the quarter, the Company agreed to dissolve the International Desserts Partners joint venture with General Mills, which will be completed by the end of the year.

5.   INVENTORIES

Inventories are summarized as follow:

($ Millions)                      Sept. 30, 1999   Dec. 31, 1998
                                  --------------   -------------

Finished and goods in process          $503          $533
Raw materials                           160           186
Supplies                                 94           108
                                       ====          ====
                                       $757          $827
                                       ====          ====

6.   LONG-TERM DEBT

Long-term debt is summarized as follows:

($ Millions)                                                  Sept. 30, 1999    Dec. 31, 1998
                                                              --------------    -------------
7.71% ESOP guaranteed notes due December 2004                     $  104            $  113
5.625% -- 6.75% pollution control revenue bonds due
  2007-2016                                                           15                15
5.6% notes due 2097 (effective rate 7.3%)                            100               100
7.0% notes due 2017                                                  150               150
6.15% notes due 2006                                                 300               300
7.25% notes due 2026                                                 300               300
6.625% notes due 2028                                                250               250
Medium term notes at various rates due 2000-2005                     175               175
5% Swiss franc debentures                                            129               144
6.75% German mark debentures                                         106               120
2.3% Japanese yen term loan                                           18                21
Other secured and unsecured notes and loans at various
  rates and due dates                                                354               428
                                                                  ------            ------
                                                                   2,001             2,116
                                                                  ------            ------
Less current maturities                                              117                63
                                                                  ======            ======
                                                                  $1,884            $2,053
                                                                  ======            ======


7.   CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplementary information for the consolidated statements of cash flows is set forth below:

($ Millions)                                                Nine Months Ended Sept. 30,
                                                                1999            1998
                                                                ----            ----
Cash paid during the period for:
         Interest                                               $133            $ 99
         Income taxes                                            188             159

Details of businesses acquired were as follows:
         Fair value of assets acquired                            33              56
         Less:  Liabilities assumed                                7              15
                                                                ====            ====
         Net cash paid                                          $ 26            $ 41
                                                                ====            ====

8.   FINANCIAL INSTRUMENTS

     The Company's policies regarding hedging of foreign currency cash flows and commodity purchases are set forth in the Annual Report to Stockholders which was filed as Exhibit 13 to Form 10-K for the year ended December 31, 1998.

FOREIGN EXCHANGE CONTRACTS

      At September 30, 1999, the outstanding forward exchange contracts were not material to the Company's financial position or results of operations.

     At December 31, 1998, the Company had forward exchange contracts to deliver $150 million of foreign currencies comprising $58 million in French francs, $28 million in German marks, $20 million in Italian lira, $12 million in Irish punts, and $32 million in various other currencies. The Company also had contracts to purchase $134 million in foreign currencies consisting of $49 million in French francs, $29 million in Dutch guilders, $24 million in Italian lira, $13 million in Spanish pesatas, and the $19 million in various other currencies.

COMMODITIES

     At September 30, 1999 and December 31, 1998 the outstanding commodity contracts were not material to the Company's financial position or results of operations.

INTEREST RATE SWAPS

     At September 30, 1999 and December 31, 1998, the Company had interest rate swap agreements outstanding with notional amounts of $200 million. A portion of the Company's fixed-rate debt position was hedged with these agreements. The floating weighted-average pay rate was 5.0% and 5.2% and the weighted-average receive rate was 5.3% at September 30, 1999 and December 31, 1998, respectively. These swap agreements terminate on various dates through 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     NET SALES for the three months ended September 30, 1999 increased $72 million to $2,064 million, up 3.6% from the $1,992 million for the same period last year. Contributing to the increase was a 6.9% improvement in worldwide volumes as well as a 1.4% improvement in prices for all divisions. Volume additions from businesses acquired since the third quarter of last year net of disposals of several non-core businesses in the same period increased volumes by
 .6%. Partially offsetting these increases was the negative 4.7% impact of currency values, particularly in Latin America and Europe.

     Net sales for the nine months ended September 30, 1999 were $6,414 million, up 2.7% from the $6,247 million for the same period last year. Contributing to the increase in sales were a 3.4% improvement in worldwide volumes as well as a 2% improvement in prices of all divisions. The impact on volumes of business acquired net of businesses disposed of was not significant for the nine month period. Partially offsetting these increases was the 2.7% negative impact of currency values, particularly in Latin America.

     An analysis of net sales by division is as follows:

                             Three Months Ended                 Nine Months Ended
($ Millions)                    September 30,                      September 30,
                         ------------------------            ------------------------
                          1999              1998              1999              1998
                         ------            ------            ------            ------
North America            $  450            $  420            $1,334            $1,303
Europe                      828               808             2,726             2,590
Latin America               265               276               798               861
Asia                         96                77               281               246
Baking                      425               411             1,275             1,247
                         ======            ======            ======            ======
Total                    $2,064            $1,992            $6,414            $6,247
                         ======            ======            ======            ======

     In North America, sales were up 7.2% for the third quarter and 2.4% for the nine-month period. Volumes increased 10% in the third quarter bringing the nine-month period to an increase of 2.4%. Volumes of mayonnaise, peanut butter , Knorr products and oil were up for the third quarter. For the nine-month period, mayonnaise volumes were flat while peanut butter and oil were higher compared to last year. Overall, prices for the division were lower in the third quarter but higher in the nine-month period. Currency comparisons were positive for the third quarter but still slightly negative for the year-to-date period.

     In Europe, net sales improved 2.5% for the quarter and 5.3% for the nine-month period compared to the prior year. Volumes improved 7.2% for the quarter bringing the nine-month period to an increase of 5.4%. The net volumes of businesses acquired and disposed of since the third quarter of last year added 2.1% to volumes for the quarter and 1.5% for the nine months. For both periods prices were positive, while currency comparisons were negative.

     In Latin America, net sales were 4% and 7.3% lower for the third quarter and nine-month period, respectively, compared to the prior year. Volumes and prices were both up and currency comparisons were negative in both periods. The main factor impacting results was the weak economic conditions of the region, particularly in Colombia and Argentina; however, Brazil's economy began to show improvement in the quarter with improved volume levels.

     In Asia, net sales improved 24% and 15% for the third quarter and nine-month period compared to the prior year. Improved volumes were the main factor in this increase, improving by 19% and 11.4%, respectively. Prices also improved for both periods, while currency comparisons were flat for the quarter but still negative for the nine-month period.

     In the Baking business, net sales increased 3.4% and 2.2% for the third quarter and nine-month period, respectively compared to last year. Volumes increased 2.9% in the third quarter and 2.1% for the year-to-date period, excluding the impact of the sale of the business in the United Kingdom, which was sold at the end of 1998. Also contributing to the increased sales were higher prices in both periods.

     COST OF SALES AND OPERATING EXPENSES. Cost of sales as a percentage of net sales was 52.4% for the three months ended September 30, 1999, resulting in a gross profit margin of 47.6%, which is better than the 46.1% in the third quarter of last year. Gains from improved pricing, better efficiencies and lower commodity costs contributed to the increase. Operating expenses increased 3.9% from the prior year.

     Cost of sales as a percentage of net sales was 52.8% for the nine months ended September 30, 1999, resulting in a gross profit margin of 47.2%, which is better than the 45.4% in the same period of last year. The improvement in this period was due to the same factors discussed above for the third quarter. In addition, last year's operating expenses included an $18 million gain on the sale of a non-core business in Europe.

     OPERATING INCOME for the three months ended September 30, 1999 increased 14% to $334 million compared to $292 million last year. This increase was chiefly the result of the higher volumes and improved margins in most divisions, as the Company continued to benefit from the cost-improvement efforts of the last several years. Negative currency comparisons to last year partially offset the gains mentioned above. Gross margins improved by 3.3% but were partially offset by the higher operating expenses discussed above.

     Operating income for the nine months ended September 30, 1999 increased 9.5% compared to last year. This gain was chiefly the result of the higher volumes and improved margins, as the Company continued to benefit from the cost-improvement efforts of the last several years. Negative currency comparisons to last year slightly offset the gains mentioned above. Gross margins improved by 4% but were partially offset by the higher operating expenses discussed above.

     FINANCING COSTS of $47 and $144 million for the third quarter and nine-month period, respectively, increased significantly compared to the last year mainly due to higher borrowing levels for the share buyback program and acquisitions, and slightly higher interest rates. Also, last year's financing costs included interest income related to the favorable settlement of an environmental case.

     PROVISION FOR INCOME TAXES. The effective tax rate was 31.7% in the third quarter and 33.5% in the nine-month period of 1999 compared to 32.6% and 34.5% for the same periods of last year. The lower rate in 1999 resulted from a decrease in the effective tax rates in various foreign jurisdictions. The Company expects the effective tax rate to remain at 33.5% for the foreseeable future.

     INCOME FROM CONTINUING OPERATIONS AND EARNINGS PER DILUTED COMMON SHARE for the three months ended September 30, 1999 increased 9.5% and 14%, respectively to $184 million or $.64 per diluted share compared to $167 million or $.56 per diluted share last year. Contributing to the improved results were a $.10 per share improvement in operating income, a slightly lower effective tax rate contributing $.01 per share, and fewer shares outstanding adding $.02 per share. These increases were partially offset by decreases of $.02 per share from higher financing costs and $.03 per share from higher minority stockholders' interest.

     Income from continuing operations and earnings per diluted common share for the nine months ended September 30, 1999 increased 6.4% and 10.1%, respectively to $504 million or $1.74 per diluted share compared to $473 million or $1.58 per diluted share last year. Contributing to the improved results were a $.19 per share improvement in operating income, a slightly lower effective tax rate contributing $.03 per share, and fewer shares outstanding adding $.05 per share. Partially offsetting these increases were reductions of $.05 per share from higher financing costs and $.06 per share from higher minority stockholders' interest.

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

LIQUIDITY AND CAPITAL RESOURCES

     During the nine-month period ended September 30, 1999, strong cash flows from operations continued to fund the Company's working capital requirements, capital expenditures and dividend payments. Working capital on a cash flow basis increased $13 million during the first nine months of 1999 compared to $94 million for the same period of 1998. Capital expenditures were slightly higher than last year's nine-month period at $185 million, and the previously announced share buyback program continued totaling $176 million (3.6 million shares) for the year-to-date period.

     During the third quarter of 1999, the Company agreed to purchase Case Swayne Co., Inc., a leading developer and processor of custom sauces and seasonings for the foodservice industry. Also during the quarter, the Company agreed to dissolve the International Desserts Partners joint venture with General Mills.

     The Company's indebtedness at September 30, 1999 and December 31, 1998 is summarized herein under the caption "Long-term debt" on page 6. Material terms of all loans, lines of credit and covenants are discussed in the "Long-term debt" note found on pages 33 and 34 of the Company's 1998 Annual Report and filed as Exhibit 13 to the 1998 Form 10-K.

     At September 30, 1999, the ratio of consolidated borrowed debt to EBITDA was 1.6. Additionally, the ratio of EBITDA to interest was 8.1 at September 30, 1999.

READINESS FOR THE YEAR 2000

     The Bestfoods Year 2000 Program, as discussed on pages 23 and 24 of the Company's 1998 Annual Report which was filed as Exhibit 13 to the 1998 Form 10-K, continued on track during the third quarter. The Inventory and Impact Assessment phases of the program were completed before December 31, 1998 while the Remediation, Testing, and Implementation phases have already been completed for a substantial number of systems.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Quantitative Disclosure - There have been no material changes in the Company's market risk during the nine months ended September 30, 1999.

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

     b) Reports on Form 8-K.

         There were no reports filed on Form 8-K during the third quarter of 1999.

                           BESTFOODS AND SUBSIDIARIES


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               BESTFOODS


DATE: November 12, 1999

                               /s/  Robert J. Gillespie
                               -------------------------------------------------
                                   (Robert J. Gillespie)
                                    Executive Vice President, Strategic Business
                                    Development and Finance




DATE: November 12, 1999
                               /s/ Philip V. Terenzio
                               -------------------------------------------------
                                  (Philip V. Terenzio)
                                   Vice President and Controller