Form 10-K
period 1999-12-31
BESTFOODS
filed 2000-03-30
CIK 25350

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999 COMMISSION FILE NUMBER 1-4199

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

                                                                                   Aggregate market value
                                            Outstanding at                         held by non-affiliates at
         Class                              January 31, 2000                           January 31, 2000
Common stock, par value $.25                  276,869,892                              $12,043,840,302

                       DOCUMENTS INCORPORATED BY REFERENCE
1. Portions of registrant's Annual Report to Stockholders for the year ended December 31, 1999 are incorporated into Part I and Part II hereof.

2. Portions of the registrant's Proxy Statement dated March 16, 2000 are incorporated into Part III hereof.

                                     PART I

ITEM 1. BUSINESS.

         Bestfoods, including its consolidated subsidiaries, (the "Company") is a worldwide business, principally engaged in one industry segment, consumer foods. The development of the Company's business since the beginning of 1999 and financial information on geographical areas are described in the 1999 Annual Report to Stockholders (the "Annual Report"), the following portions of which are incorporated herein by reference:

     - Text on pages 12 through 21 under the heading "Bestfoods' 1999 Worldwide Business Results and Market Positions," excluding the Market Positions table on pages 12 and 13.

     - Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 22 through 26.

     - Financial Statements and Notes to Consolidated Financial Statements on pages 27 through 42.

         The Company employs approximately 44,000 people of whom approximately 28,000 are located outside the United States. Total employee costs amounted to $1.8 billion in 1999 compared with $1.7 billion and $1.8 billion in 1998 and 1997, respectively.

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

         The Company's products are manufactured and sold primarily by the sales organizations of its various operating units and subsidiaries. Exports represent a small portion of total net sales. Mayonnaise sales accounted for 12.9% percent, 12.6 percent and 13 percent of consolidated net sales in 1999, 1998 and 1997, respectively.

          The Company has approximately 2,670 trademarks, some of which are of significant importance to the Company. The Company also has over 710 patents of various durations, some of which are licensed to affiliates and joint ventures in which the Company or an affiliate participates. No individual patent has a material effect on the earnings of the Company.

         The Company's products, both within the United States and abroad, generally face strong competition, and as a result, the Company engages in extensive marketing, advertising and promotional activities. The Company also conducts market research to assist in determining consumer preferences. The amount spent on these activities was $996 million in 1999, $976 million in 1998 and $978 million in 1997.

         In addition, the Company conducts product and process research and development activities. Research related to food and food technology is conducted at facilities in Somerset, New Jersey; Bay Shore, New York; Heilbronn, Germany; and Thayngen, Switzerland.

         Research has resulted in the development of new and improved products based on studies in nutrition, food technology, vegetable oils, enzymes, carbohydrates, and carbohydrate-derived products, as well as developments and improvements in process technology. The amount spent for research and development in 1999, 1998, and 1997 was $70 million, $67 million and $66 million, respectively. Approximately 815 full-time professional employees were engaged in such activities during 1999.

ITEM 2. PROPERTIES.

         The Company's headquarters buildings in Englewood Cliffs, New Jersey are held under a lease which, including all renewal terms, expires in May 2019. The Company owns or leases other property appropriate to its business, including distribution centers and warehouses. None of the leases involved is considered to be a material lease.

         The Company has a total of 132 operating plants, of which 34 are in the United States, 2 in Canada, 39 in Europe, 20 in Africa and the Middle East, 19 in Latin America, and 18 in Asia. In general, it is the Company's belief that its plants are suitable and adequate for its needs, and, subject to fluctuations in market demand, are in the aggregate fully utilized.

         Included below is a complete listing of all plants owned and operated by the Company and its subsidiaries as of December 31, 1999. Based on past loss experience, the Company believes it is adequately insured in respect of those assets, and for liabilities which are likely to arise from its operations.

UNITED STATES: ARKANSAS-Little Rock; CALIFORNIA-Corona, Montebello, Placentia, San Francisco, Santa Ana; COLORADO-Denver; CONNECTICUT-Greenwich; FLORIDA-Miami, Riviera Beach; ILLINOIS-Argo, Chicago, Franklin Park, Northlake; INDIANA-Indianapolis; KANSAS-Wichita; MARYLAND-Frederick; NORTH CAROLINA-Asheboro, Gastonia; NEW JERSEY-Bayonne; NEW YORK- Albany, Bay Shore, Hudson, Plattsburg; OHIO-Bryan; OREGON-Beaverton; PENNSYLVANIA-Hazleton; TEXAS-Dallas, Irving; VERMONT-Burlington; WISCONSIN-Germantown, Milwaukee, Oconomowoc; PUERTO RICO-Arecibo

CANADA: QUEBEC-Baie d'Urfe, Pointe Claire

EUROPE:AUSTRIA-Wels; CZECH REPUBLIC-Zabreh; DENMARK- Levring, Vadum; FRANCE-Duppigheim (2), Faverolles, Grande Synthe, Ludres (Nancy), Verneuil; GERMANY-Auerbach, Bremen, Cloppenburg, Heilbronn, Krefeld, Reinbek, Stavenhagen, Wittingen; GREECE-Schimatari; HUNGARY-Roszke; IRELAND-Dublin; ITALY-Sanguinetto; NETHERLANDS-Baarn, Loosdrecht; POLAND-Poznan; PORTUGAL-Carregado; RUSSIA-Tula; ROMANIA-Bucharest; SLOVAK REPUBLIC-Topolcany; SPAIN-Montmelo; SWEDEN-Simrishamn; SWITZERLAND-Steinhausen, Thayngen; UNITED KINGDOM-Burton-on-Trent, Crumlin, Erith, Lifton, Paisley, Redditch.

LATIN AMERICA: ARGENTINA-Barracas, Florida, Mendoza, Pilar, Tucuman; BRAZIL-Campina Grande, Garanhuns, Mogi-Guacu, Pouso Alegre; CHILE-Llay-Llay; COLOMBIA-Barranquilla (2), Cali; COSTA RICA-Alajuela; DOMINICAN REPUBLIC-Santo Domingo; MEXICO-Aguascalientes, Aguida, Lerma; VENEZUELA-Maracay

AFRICA & MIDDLE EAST: ISRAEL-Arad, Arara, Barkan, Hadera, Haifa, Zefat; JORDAN-Dleil; KENYA-Nairobi; MOROCCO-Had Soualem; SAUDI ARABIA-Yanbu; SOUTH AFRICA-Durban (4), Johannesburg (2), Kimberley, Tzaneen; TUNISIA-Grombalia; TURKEY-Cayirova

ASIA: CHINA-Beijing, Conghua, Fengcheng, Weifang; HONG KONG-Tai Po; INDIA-Grandhidham, Thane; INDONESIA-Purwakarta; MALAYSIA-Kuala Lumpur; PAKISTAN-Pernawan; PHILIPPINES-Cavite, Las Pinas, Paranaque; SRI Lanka-Katana; TAIWAN-Hsin Chu Hsien; THAILAND-Bangpoo, Gateway City; VIET NAM-Bien Hoa.

ITEM 3. LEGAL PROCEEDINGS.

         In previous reports concerning the site of a former subsidiary, Ott Chemical Company, located in Muskegon, Michigan, the Company reported that it had been held liable under the Comprehensive Environmental Response, Compensation and Liability Act, (CERCLA) in a 1991 decision by the U.S. District Court for the Western District of Michigan; that on July 14, 1995, the U.S. Court of Appeals for the Sixth Circuit reversed the District Court's finding of liability against the Company; that following such reversal, the Court of Appeals directed an en banc rehearing of this decision, which reaffirmed the Sixth Circuit's reversal; and that the U.S. government and the State of Michigan successfully petitioned the U.S. Supreme Court for certiorari. In a unanimous decision rendered on June 8, 1998 the Supreme court held that a parent corporation is not liable under CERCLA for its subsidiary's liabilities except in circumstances in which the common law would allow piercing of the corporate veil. The Supreme Court also held that a parent corporation may be directly, as opposed to derivatively, liable in situations where an employee of the parent corporation - who held no position in the subsidiary - directly managed a subsidiary's operations which created the pollution problem. The court remanded the case to the District Court to decide whether the Company could be held directly liable as an "operator" of the Ott facility. The liability case against the Company is pending.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below are the names and ages of all elected officers of the Registrant, as of December 31, 1999, indicating their positions and offices with the Registrant and the period of time during which each has served as such:

        Name                                 Age     All positions and offices with the Registrant
Charles R. Shoemate                          60      Chairman of the Board since September 1990; Chief Executive
                                                     Officer since August 1990; President since October 1988;
                                                     Vice President, 1984- October 1988 and Director since
                                                     October 1988.

Robert J. Gillespie                          57      Executive Vice President since July 1995; Senior Vice President
                                                     November 1991 - July 1995; Vice President 1980 - November 1991
                                                     and Director since October 1988.

Richard P. Bergeman                          61      Senior Vice President since March 1997; Vice President
                                                     1982-March 1997.

Bernard H. Kastory                           54      Senior Vice President since March 1997; Vice President
                                                     1992-March 1997.

Axel C.A. Krauss                             55      Senior Vice President since March 1997; Vice President
                                                     1992-March 1997.

Ian M. Ramsay                                60      Senior Vice President since August 1999; Vice President
                                                     September 1998 - July 1999; President European Operations since
                                                     September 1998; Senior Vice President, Finance and Human
                                                     Resources Bestfoods Europe from 1997 to September 1998; General
                                                     Manager United Kingdom 1992 - 1997.

Neil Beckerman                               44      Vice President since May 1999; President Best Foods Grocery
                                                     Division since May 1999; Executive Vice President and Group
                                                     General Manager Bestfoods Baking Company October 1995 - April
                                                     1999.

Diego Bevilacqua*                            46      Vice President as of March 1, 2000; President of Best Foods
                                                     Asia as of March 1, 2000; Vice President of Best Foods Asia
                                                     1996-March 2000; General Manager of Thailand 1992-1996.

Michael J. Bevilacqua                        60      Vice President since 1992.

Merrill E. Eastman                           53      Vice President since May 1999; President and Chief Executive
                                                     Officer Bestfoods Baking Company since May 1999; Executive Vice
                                                     President and Group General Manager Bestfoods Baking Company
                                                     January 1996 - April 1999; President and Chief Operating Officer
                                                     of the President Baking Company prior to January 1996.

Robert S. Gluck                              49      Vice President and Treasurer since May 1997; Vice President,
                                                     Finance Corn Products Division 1995 -

                                                     April 1997; Vice President, Business Development,
                                                     Best Foods Division 1992 - 1995.

Gale L. Griffin                              56      Vice President since December 1995; Director, Corporate
                                                     Communications December 1991 - November 1995.

Nina Henderson                               49      Vice President since September 1997; President Best Foods
                                                     Grocery Division September 1997 - June 1999; Vice President,
                                                     Best Foods Division 1986 - August 1997.

Oscar Imbellone                              55      Vice President since March 1999; President of Bestfoods Latin
                                                     America since March 1999; President Bestfoods Latin American
                                                     Southern Region 1997 - February 1999; General Manager Argentine
                                                     affiliate 1986 - 1997.

Rainer H. Mimberg                            57      Vice President since March 1997; Comptroller June 1997 - June
                                                     1998; Senior Vice President, Finance and Human Resources
                                                     Bestfoods Europe 1995 - February 1997; Vice President, Finance
                                                     Bestfoods Latin America 1990 - 1995.

Eduardo B. Sanchez**                         48      General Counsel as of February 1, 2000; Vice President since
                                                     September 1999; Deputy General Counsel- August 1999-February 2000;
                                                     General Counsel Bestfoods Europe 1992-August 2000.

Diani Santucci                               48      Vice President since March 1998; Director Quality Assurance 1995
                                                     - March 1998; Manager Operations Development Bestfoods North
                                                     America 1990 - 1995.

Luis Schuchinski                             62      Vice President since December 1995; Director, Taxes and
                                                     Insurance 1987 - November 1995.

Anthony J. Simon                             54      Vice President since February 1997; Senior Vice President,
                                                     Business Development and Planning and Operations, Bestfoods
                                                     Europe from 1992 - 1997.

Philip V. Terenzio                           52      Vice President and Controller since June 1998. (Partner KPMG LLP
                                                     1980-June 1998.)

Mohammed Wahby                               64      Vice President since December 1995; President Bestfoods
                                                     Africa/Middle East Division since March 1995; Vice President,
                                                     Bestfoods Europe 1993 - February 1995.

Marjory A. Appel                             42      Corporate Secretary since November 1999; Senior Group Counsel since April 1998; Group Counsel 1992 - March 1998.

 *Elected Vice President March 1, 2000, replacing Heribert H. Grunert.

**Elected General Counsel February 1, 2000, replacing Hanes A. Heller.

All officers serve at the pleasure of the Board of Directors.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Information regarding the Company's common stock and market prices for each quarterly period during the past two years is set forth on pages 44 and 45 of the Annual Report and is incorporated herein by reference.

         The approximate number of registered equity stockholders as of December 31, 1999 was 22,500.

         The history of the Company's dividends declared for the last two years on pages 44 and 45 of the Annual Report is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

         Selected Financial Data for the ten years ended December 31, 1999 for the Company, as set forth on pages 44 and 45 of the Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Management's discussion and analysis of financial condition and results of operations of the Company for the three years ended December 31, 1999, is set forth on pages 22 through 26 of the Annual Report and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. Quantitative disclosure about market risk is set forth on page 36 of the Annual Report under the caption "Financial Instruments" and is incorporated herein by reference.

         Qualitative disclosure about market risk is set forth on page 33 of the Annual Report under the caption " Financial Instruments" and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial statements comprising the consolidated balance sheets at December 31, 1999 and 1998 and the consolidated statements of income, stockholders' equity and cash flows, and notes to financial statements for each of the years in the three year period ended December 31, 1999 are set forth on pages 27 through 42 of the Annual Report and are incorporated herein by reference.

         Selected quarterly financial data for the years ended December 31, 1999 and 1998, set forth on pages 44 and 45 of the Annual Report is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The Company's Proxy Statement dated March 16, 2000 (the "2000 Proxy Statement") has been filed pursuant to Regulation 14A and is incorporated herein by reference. Information regarding directors of the Registrant is set forth on pages 2 through 7 of the 2000 Proxy Statement under the caption "Election of Directors". Information regarding executive officers of the Registrant is set forth on pages 4 and 5 of this report.

ITEM 11. EXECUTIVE COMPENSATION.

         Information regarding executive compensation is set forth on pages 20 through 24 of the 2000 Proxy Statement under the caption "Executive Compensation" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information regarding security ownership of certain beneficial owners and management is set forth on pages 13 and 14 of the 2000 Proxy Statement under the caption "Stock Ownership Table" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Not applicable.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

a)       Financial Statements - See index on page 8.

b) Reports on Form 8-K - There were no reports filed on Form 8-K during the fourth quarter of 1999.


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


                                                                                            Annual Report
                                                                                                 Page
         a)    Consolidated statements of income for the years ended December 31,
               1999, 1998 and 1997                                                               27

         b)    Consolidated balance sheets for the years ended December 31, 1999
               and 1998                                                                       28 - 29

         c)    Consolidated statements of cash flows for the years ended
               December 31, 1999, 1998 and 1997                                                  30

         d)    Consolidated statements of stockholders' equity for the years ended
               December 31, 1999, 1998 and 1997                                                  31

         e)    Notes to consolidated financial statements                                     32 - 42

         f)    Independent auditors' report.                                                     43

2.       FINANCIAL STATEMENT SCHEDULES

                  All financial statement schedules have been omitted either because the information is not required or is otherwise included in the financial statements and notes thereto.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 2000.


                                               BESTFOODS
                           ----------------------------------------------------

                         By /S/ Charles R. Shoemate
                           ----------------------------------------------------
                                Charles R. Shoemate, Chairman,
                                President, Chief Executive
                                Officer and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on the behalf of the Registrant and in the capacities indicated, on the 27th day of March, 2000.

                Signature                                       Title
  /S/ Charles R. Shoemate                   Chairman, President, Chief Executive Officer and Director
------------------------------------
      (Charles R. Shoemate)


  /S/ Robert J. Gillespie                   Executive Vice President, Strategic Business  Development
------------------------------------
      (Robert J. Gillespie)                 and Finance, and Director


  /S/ Philip V. Terenzio                      Vice President and Controller
------------------------------------
      (Philip V. Terenzio)


  /S/ Clateo Castellini                     * Director
------------------------------------
      (Clateo Castellini)


  /S/ Alfred C. DeCrane, Jr.                * Director
------------------------------------
      (Alfred C. DeCrane, Jr.)


  /S/ William C. Ferguson                   * Director
------------------------------------
      (William C. Ferguson)


  /S/ Bruce R. Gordon                       * Director
------------------------------------
      (Bruce R. Gordon)

  /S/ Ellen R. Gordon                           * Director
------------------------------------
      (Ellen R. Gordon)


  /S/ Leo I. Higdon, Jr.                        * Director
------------------------------------
      (Leo I. Higdon, Jr.)


  /S/ Richard G. Holder                         * Director
------------------------------------
      (Richard G. Holder)


  /S/ Eileen S. Kraus                           * Director
------------------------------------
      (Eileen S. Kraus)


  /S/ Harold McGraw III                         * Director
------------------------------------
      (Harold McGraw III)


  /S/ Henrique de Campos Meirelles              * Director
------------------------------------
      (Henrique de Campos Meirelles)


  /S/ William S. Norman                         * Director
------------------------------------
      (William S. Norman)


*/S/ Marjory A. Appel
-----------------------------------------------
      (Marjory A. Appel)
      Attorney-in-fact

                                INDEX TO EXHIBITS
   EXHIBIT NO.
------------------
        3 (a)           The Certificate of Incorporation as restated January
                        4, 1999 is incorporated by reference to Exhibit 3 (a) of
                        Form 10-K for the year ended December 31, 1998.

        3 (b) The By-Laws amended as of April 28, 2000 is filed herewith.

        4 (a) No instruments defining rights of holders of debt securities are included as exhibits because each authorized issue of debt securities is less than 10% of total assets. The Company agrees to furnish a copy of any such instrument upon request.

        4 (b)           Rights Agreement dated as of January 4, 1999 between the
                        Company and First Chicago Trust Company of New York is incorporated by reference to Exhibit 4 (b) of Form 10-K for the year ended December 31, 1998.

        10 (a) Amendment No. 6 to the 1984 Stock and Performance Plan is filed herewith. The 1984 Stock and Performance Plan is incorporated by reference from Exhibit A to the Prospectus contained in Post-Effective Amendment No. 1 to the Registration Statement on Form S-8, File No.
                        2-92248.

        10 (b)          Amendments Nos. 6 and 7 to the 1993 Stock and
                        Performance Plan are filed herewith. The 1993 Stock and
                        Performance Plan is incorporated by reference to Post-Effective Amendment No. 1 to the Registration
                        Statement filed on Form S-8, File No. 33-49847.

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

          13            1999 Annual Report to Stockholders is filed herewith.
                        Except for such parts thereof as are expressly incorporated by reference in this Form 10-K, this exhibit is furnished for the information of the Securities and Exchange Commission and is not deemed filed as a part hereof. Graphic material contained in the Annual Report is not included in the electronic filing of this report.

          21            List of subsidiaries of the Registrant is filed herewith.

          23            Consent of Independent Auditors is filed herewith.

          24 Powers of Attorney are filed under separate cover with the Commission.

          27            Financial Data Schedule for the year ended DEcember 31,
                        1999 is filed herewith.

          27(a)         Restated Financial Data Schedule for the years ended
                        December 31, 1998 and 1997 is filed herewith.

