Form 10-Q
period 2000-03-31
BESTFOODS
filed 2000-05-09
CIK 25350

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                -------------

                                  FORM 10-Q
                                -------------

 Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                 Act of 1934

                     FOR THE QUARTER ENDED MARCH 31, 2000

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

                   CLASS                           OUTSTANDING AT MARCH 31, 2000
        Common Stock, $.25 par value                     274,544,917 shares

                          PART I FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                           BESTFOODS AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                Three Months Ended
   ($ Millions except per share amounts)            March 31,
                                               -------------------
                                                2000         1999
                                               ------       ------
   Net sales                                   $2,218       $2,195
   Cost of sales                                1,156        1,177
                                               ------       ------
   Gross profit                                 1,062        1,018
   Operating expenses                             754          733
                                               ------       ------
   Operating income                               308          285
                                               ------       ------
   Financing costs                                 47           46
                                               ------       ------
      Income before taxes                         261          239
   Provision for income taxes                      87           83
                                               ------       ------
                                                  174          156
   Minority stockholders' interest                 14           12
                                               ======       ======
   Net income                                  $  160       $  144
                                               ======       ======

   AVERAGE COMMON SHARES OUTSTANDING:
      Basic                                     276.3        280.9
      Diluted                                   285.1        290.6

   EARNINGS PER COMMON SHARE:
      Basic                                    $ 0.57       $ 0.50
      Diluted                                  $ 0.56       $ 0.49


   CASH DIVIDENDS DECLARED PER COMMON SHARE    $0.265       $0.245


-------
See notes to consolidated financial statements.

                           BESTFOODS AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                (Unaudited)
($ Millions)                                                    Mar. 31, 2000    Dec. 31, 1999
                                                                -------------    -------------

ASSETS
Current assets
   Cash and cash equivalents                                        $    85        $    68
   Notes and accounts receivable, net                                 1,359          1,234
   Inventories                                                          769            792
   Prepaid expenses                                                      78             78
   Deferred tax asset                                                    30             32
                                                                    -------        -------
     Total current assets                                             2,321          2,204
                                                                    -------        -------
Investments in and loans to unconsolidated affiliates                    15             22
                                                                    -------        -------
Plant and properties                                                  3,461          3,485
Less accumulated depreciation                                         1,537          1,521
                                                                    -------        -------
                                                                      1,924          1,964
                                                                    -------        -------
Excess cost over net assets of businesses acquired and other
   Intangible assets (net of accumulated amortization of
   $383 and $374)                                                     1,714          1,811
                                                                    -------        -------
Other assets                                                            235            231
                                                                    =======        =======
                                                                    $ 6,209        $ 6,232
                                                                    =======        =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Notes and drafts payable
                                                                    $   656        $   624
   Accounts payable and accrued liabilities                           1,535          1,499
   Income taxes payable                                                 173            171
   Dividends payable                                                     73             74
                                                                    -------        -------
     Total current liabilities                                        2,437          2,368
                                                                    -------        -------
Non-current liabilities                                                 902            929
                                                                    -------        -------
Long-term debt                                                        1,915          1,842
                                                                    -------        -------
Deferred taxes on income                                                 21              7
                                                                    -------        -------
Minority interest                                                       154            148
                                                                    -------        -------
Stockholders' equity
   Preferred stock, authorized 25 million shares $1 par value            --             --
   Series B ESOP convertible 3 million shares designated
     1.7 million shares issued at stated value (1999: 1.7
     million shares)                                                    148            151
   Series A Junior Participating 2 million shares designated
   - none issued                                                         --             --
   Common stock authorized 900 million shares $.25 par value
   - issued
     390.5 million shares                                                98             98
   Capital in excess of par value of stock                              176            174
   Unearned ESOP compensation                                           (65)           (65)
   Accumulated other comprehensive income                              (737)          (643)
   Common stock in treasury at cost - 116.0 million shares
     (1999: 112.7 million shares)                                    (2,294)        (2,145)
   Retained earnings
                                                                      3,454          3,368
                                                                    -------        -------
     Total stockholders' equity                                         780            938
                                                                    =======        =======
                                                                    $ 6,209        $ 6,232
                                                                    =======        =======


-------
See notes to consolidated financial statements.

                           BESTFOODS AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                            Three Months Ended
($ Millions)                                                     March 31,
                                                            ------------------
                                                             2000         1999
                                                            -----        -----
Cash flows from (used for) operating activities
Net income                                                  $ 160        $ 144
Non-cash charges (credits) to net income
   Depreciation and amortization                               66           65
   Deferred taxes                                               5            6
Other, net                                                     10           --
Changes in trade working capital:
   Notes and accounts receivable and prepaid expenses        (162)        (124)
   Inventories                                                  7          (23)
   Accounts payable and accrued liabilities                    72           52
                                                            -----        -----
Net cash flows from operating activities                      158          120
                                                            -----        -----

Cash flows from (used for) investing activities
Capital expenditures                                          (38)         (59)
Proceeds from disposal of plants and properties                 9            5
                                                            -----        -----
Net cash flows used for investing activities                  (29)         (54)
                                                            -----        -----
Net cash flows after investments                              129           66
                                                            -----        -----

Cash flows from (used for) financing activities
Purchase of treasury stock                                   (153)        (136)
Repayment of long-term debt                                   (22)          (5)
New long-term debt                                             47            5
Net change in short-term debt                                  96          101
Dividends paid on common stock                                (74)         (70)
Common stock issued                                             4            5
Other liabilities (assets)                                     (9)           1
                                                            -----        -----
Net cash flows used for financing activities                 (111)         (99)
                                                            -----        -----
Effects of exchange rates on cash                              (1)           1
                                                            -----        -----
Increase (decrease) in cash and cash equivalents               17          (32)
                                                            -----        -----
Cash and cash equivalents, beginning of year                   68          142
                                                            =====        =====
Cash and cash equivalents, end of period                    $  85        $ 110
                                                            =====        =====


---------------
See notes to consolidated financial statements.

                          BESTFOODS AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (UNAUDITED)


($ Millions)                                                                               Accumulated
                                                                 Capital in    Unearned       Other
                               Comprehensive  Preferred  Common  Excess of       ESOP      Comprehensive   Treasury   Retained
                                   Income       Stock    Stock   Par Value   Compensation     Income        Stock     Earnings
                               -------------  ---------  ------  ----------  ------------  --------------  --------   -------------
Balance, December 31, 1999                       $151      $98       $174        $(65)         $(643)      $(2,145)    $3,368

Comprehensive income
   Net income for the period     $160                                                                                     160
   Foreign currency
translation
   Adjustment ($141 pre-tax)      (94)                                                           (94)

Comprehensive income             $ 66


ESOP shares redeemed                               (3)                 (2)

Dividends:
      Common stock                                                                                                        (74)

Shares issued for:
      Stock options and deferred
        compensation                                                    4                                        4

Treasury stock acquired                                                                                       (153)

                                                 ----      ---       ----        ----          -----       -------     ------
Balance, March 31, 2000                          $148      $98       $176        $(65)         $(737)      $(2,294)    $3,454
                                                 ====      ===       ====        ====          =====       =======     ======

----------------
See notes to consolidated financial statements.

                          BESTFOODS AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. INTERIM FINANCIAL STATEMENTS

   The unaudited consolidated interim financial statements included herein were prepared by management and reflect all adjustments (consisting solely of normal recurring items) which are, in the opinion of management, necessary to present a fair statement of results of operations for the interim periods ended March 31, 2000 and 1999 and the financial position as of March 31, 2000.

     References to "the Company" are to Bestfoods and its consolidated subsidiaries. These statements should be read in conjunction with the consolidated financial statements and the related footnotes to these statements contained in the Company's Annual Report to Stockholders which were incorporated by reference in Form 10-K for the fiscal year ended December 31, 1999.

2. RECLASSIFICATIONS

   Certain prior year amounts have been reclassified to conform to the 2000 presentation. Net sales and cost of sales have been restated for the first quarter of 1999 to reclassify certain transportation costs from sales deductions to cost of sales.

3. ACCOUNTING PRONOUNCEMENTS

   In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities," which requires the recognition of all derivatives as assets or liabilities in the statement of financial position and measure those instruments at fair value. Changes in fair value of derivatives are recorded in earnings or other comprehensive income depending upon the intended use of the derivative and the resulting designation. The effective date of this statement has been delayed to fiscal years beginning after June 15, 2000. The Company is in the process of determining the impact the adoption of this statement will have on its financial position and results of operations, which is not expected to be significant.

   In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation", which provides guidance for issues that have arisen in applying APB No. 25, "Accounting for Stock Issued to Employees". This Interpretation, which is effective July 1, 2000, applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to repricings and the definition of an employee which apply to awards issued after December 31, 1998. The Company is in the process of determining the impact the adoption of this Interpretation will have on its financial position and results of operations, which is not expected to be significant.

4. ACQUISITIONS

   On February 8, 2000, the Company became the 100% owner of Arisco Produtos Alimenticios S.A. (Arisco), a privately-held food company in Brazil. Bestfoods paid $490 million for 100% of the shares in Arisco. Included on the Arisco balance sheet is approximately $262 million of net debt. Arisco had annual sales of approximately $440 million. This transaction will be accounted for as a purchase. The Company expects to finance this investment through existing credit facilities. Also, following the announcement of the transaction, Standard & Poor's, Moody's, and Duff & Phelps reaffirmed the Company's credit rating with a stable outlook. Consistent with the Company's international reporting schedule, Arisco's financial results and financial condition will be included for the first time in the Company's financial statements in the second quarter.

5. INVENTORIES

Inventories are summarized as follow:

($ Millions)                     Mar. 31, 2000    Dec. 31, 1999
                                 --------------   ---------------

Finished and goods in process          $480           $501
Raw materials                           174            181
Supplies                                115            110
                                       ======         =====
                                       $769           $792
                                       ======         =====

6. LONG-TERM DEBT

Long-term debt is summarized as follows:

($ Millions)                                                 Mar. 31, 2000        Dec. 31, 1999
                                                             --------------        -------------
   7.71% ESOP guaranteed notes due December 2004                  $ 94                 $94
   5.625% -- 6.75% pollution control revenue bonds due
    2007-2016                                                       15                  15
   5.6% notes due 2097 (effective rate 7.3%)                       100                 100
   7.0% notes due 2017                                             150                 150
   6.15% notes due 2006                                            300                 300
   7.25% notes due 2026                                            300                 300
   6.625% notes due 2028                                           250                 250
   Medium term notes at various rates due 2000-2005                175                 175
   5% Swiss franc debentures                                       126                 133
   6.75% German mark debentures                                    103                 109
   2.3% Japanese yen term loan                                      16                  17
   Other secured and unsecured notes and loans at
     various rates and due dates                                   512                 281
                                                                -------            --------
                                                                 2,141               1,924
                                                                -------            --------
   Less current maturities                                         226                  82
                                                                =======            ========
                                                                $1,915             $ 1,842
                                                                =======            ========

7. CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplementary information for the consolidated statements of cash flows is set forth below:

($ Millions)                                       Three Months Ended Mar. 31,
                                                      2000              1999
                                                      ----              ----
Cash paid during the period for:
      Interest                                        $ 36              $ 38
      Income taxes                                      76                32


8. FINANCIAL INSTRUMENTS

   The Company's policies regarding hedging of foreign currency cash flows and commodity purchases are set forth in the Annual Report to Stockholders which was filed as Exhibit 13 to Form 10-K for the year ended December 31, 1999.

FOREIGN EXCHANGE CONTRACTS

    At March 31, 2000, the Company had forward exchange contracts to deliver $5 million in almost equal amounts in Hong Kong dollars and new Taiwan dollars and to purchase $12 million in foreign currencies all in German marks.

   At December 31, 1999, the Company had forward exchange contracts to deliver $29 million of foreign currencies comprising $18 million in Canadian dollars and $11 million in Euros. The Company also had contracts to purchase $66 million in foreign currencies consisting of $51 million in Euros, $7 million in German marks, $5 million in Swiss Francs, and $3 million in various other currencies.

COMMODITIES

   At March 31, 2000 and December 31, 1999 the outstanding commodity contracts were not material to the Company's financial position or results of operations.

INTEREST RATE SWAPS

   At March 31, 2000 and December 31, 1999, the Company had interest rate swap agreements outstanding with notional amounts of $200 million. A portion of the Company's fixed-rate debt position was hedged with these agreements. The floating weighted-average pay rate was 6.1% and the fixed weighted-average receive rate was 5.3% at both March 31, 2000 and December 31, 1999. These swap agreements terminate on various dates through 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

   NET SALES for the three months ended March 31, 2000 increased $23 million to $2,218 million, up 1% from the $2,195 million for the same period last year. Contributing to the increase was a 6.8% improvement in worldwide volumes (including the impact of acquisition of 2.2%) as well as a 1% overall improvement in prices. Significantly offsetting these increases was the negative 6.7% impact of currency values, particularly in Latin America and Europe.

   An analysis of net sales by division is as follows:

                     Three Months Ended
($ Millions)              March 31,
                    --------------------
                     2000         1999
                    ------       ------
North America       $  424       $  374
Europe                 954          995
Latin America          281          300
Asia                   114           99
Baking                 445          427
                    ======       ======
Total               $2,218       $2,195
                    ======       ======

   North American sales were up 13% for the quarter due mainly to increased volumes of mayonnaise, peanut butter, Knorr products and dressings, as well as added volumes from the Case-Swayne acquisition. Overall, prices for the division decreased.

   In Europe, net sales declined 4.1% or $41 million for the quarter due entirely to unfavorable exchange rates. Volumes improved 5%, mainly from existing businesses, and prices were up. Excluding the impact of exchange sales would have been up nearly 6%.

   Net sales in Latin America, for the first quarter were 6.2% lower compared to the prior year. Volumes and prices were both up but were more than offset by lower currencies primarily in Brazil.

   In Asia, net sales improved 16% for the quarter compared to the prior year. Improved volumes were the main factor in this increase, improving by 20%. Prices were lower, and currency comparisons were slightly negative for the quarter.

   Net sales in the Baking business for the quarter increased 4.3% compared to last year. Volumes increased 3.2% in the quarter. Also contributing to the increased sales were higher prices.

   COST OF SALES AND OPERATING EXPENSES. Cost of sales as a percentage of net sales was 52.1% for the three months ended March 31, 2000, resulting in a gross profit margin of 47.9%, which is better than the 46.4% in the same period last year. These gains were derived from improved pricing, better efficiencies and lower commodity costs. Operating expenses increased 2.9% from the prior year including a $10 million provision for the write-off of a receivable in the North American operation with a distributor who filed for bankruptcy protection.

   OPERATING INCOME for the three months ended March 31, 2000 increased 8% to $308 million compared to $285 million last year. This increase was chiefly the result of the higher volumes and improved margins in all divisions except North America. Unfavorable exchange rates partially offset the gains mentioned above.

   FINANCING COSTS of $47 increased 2.3% compared to the last year mainly due to higher borrowing levels for the share buyback program.

   PROVISION FOR INCOME TAXES. The effective tax rate was 33.5% in the first quarter of 2000 compared to 34.5% for the same period a year ago. The lower rate in 2000 resulted from a decrease in the effective tax rates in various foreign jurisdictions. The Company expects the effective tax rate to remain at 33.5% for the foreseeable future.

   NET INCOME AND EARNINGS PER DILUTED COMMON SHARE for the three months ended March 31, 2000 increased 10.9% and 14%, respectively to $160 million or $.56 per diluted share compared to $144 million or $.49 per diluted share last year. Contributing to the improved results were a $.05 per share improvement in operating income, a slightly lower effective tax rate contributing $.01 per share, and fewer shares outstanding also adding $.01 per share.

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

LIQUIDITY AND CAPITAL RESOURCES

   During the three-month period ended March 31, 2000, strong cash flows from operations continued to fund the Company's working capital requirements, capital expenditures and dividend payments. Working capital on a cash flow basis increased $83 million during the first three months of 2000 compared to $95 million for the same period of 1999. Capital expenditures at $38 million were lower than last year's three-month period of $59 million. The Company share buyback program continued totaling $153 million (3.3 million shares) for the year-to-date period.

   The Company's indebtedness at March 31, 2000 and December 31, 1999 is summarized herein under the caption "Long-term debt" on page 6. Material terms of all loans, lines of credit and covenants are discussed in the "Long-term debt" note found on pages 35 and 36 of the Company's 1999 Annual Report and filed as Exhibit 13 to the 1999 Form 10-K.

   At March 31, 2000, the ratio of consolidated borrowed debt to EBITDA was 1.6. Additionally, the ratio of EBITDA to interest was 8.5 at March 31, 2000.


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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Quantitative Disclosure - There have been no material changes in the Company's market risk during the three months ended March 31, 2000.

   Qualitative Disclosure - This information is set forth on page 33, under the caption "Financial Instruments," of the Company's 1999 Annual Report which was filed as Exhibit 13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and is incorporated herein by reference.

                          PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   As previously disclosed on May 2, 2000, the Board of Directors, with the advice of independent financial and legal counsel and after thorough review of the matter, determined to reject an unsolicited proposal from Unilever to acquire, under certain conditions, all of the outstanding shares of Bestfoods. The Board determined that the Unilever proposal is financially inadequate and not in the best interest of Bestfoods, its shareholders, and other constituents, given Bestfoods' successful business strategies and growth prospects. See report on Form 8-K, dated May 4, 2000. Immediately following public announcement of the Board's determination, ten shareholders, each purporting to sue on behalf of a class of all Bestfoods shareholders, began to file putative class actions against the Company and the Board of Directors in the Court of Chancery for the State of Delaware in and for New Castle County. The actions are as follows:

   Joan Cohen v. Bestfoods et al., C.A. No. 18024-NC; Crandon Capital Partners v. Harold McGraw, III et al., C.A. No. 18025-NC; Daniel Lifshitz v. Harold McGraw, III et al., C.A. No. 18026-NC; Rochelle Phillips v. Charles R. Shoemate et al., C.A. No. 18027-NC; Tozour Energy Systems v. Charles R. Shoemate et al., C. A. No. 18028-NC; Roger Mondschein v. Bestfoods et al., C.
A. No. 18029-NC; Donald Van Dyck v. Bestfoods et al., C. A. No. 18031-NC; Harriet Rand v. Harold McGraw et al., C. A. No. 18033-NC; William K. Glaubach
v. Harold McGraw, III et al., C. A. No. 18034-NC; Paul Green v. Bestfoods et al., C. A. No. 18038-NC.

   All actions allege violations of fiduciary duty by the Board of Directors in relation to its rejection of Unilever's unsolicited acquisition proposal. Each action seeks an order enjoining the Board of Directors from violating its fiduciary duties to the public shareholders by, among other things, informing itself about offers from and negotiating with Unilever and other bona fide offerors for the Company and otherwise acting so as to maximize the value of the shareholders' investments. Additionally each action seeks actual damages as well as the costs of bringing the action, including attorney's fees, expert's fees and disbursements.

   The Company believes that these actions are clearly without merit and intends to defend them vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   At the annual meeting of stockholders held on April 7, 2000, the following matters were submitted to a vote of security holders along with the number of votes cast for, against or withheld, as to each such matter:

   1. ELECTION OF DIRECTORS:

      The following director was elected for a term of three years expiring in 2002:

            DIRECTOR NAME           VOTES FOR         VOTES WITHHELD
            -------------           ---------         --------------
            Harold McGraw III       237,204,750       1,973,032

      The following directors were elected each for a term of three years expiring in 2003:

            DIRECTOR NAME           VOTES FOR         VOTES WITHHELD
            -------------           ---------         --------------
            William C. Ferguson     237,118,060         2,059,722
            Bruce S. Gordon         237,037,757         2,140,025
            Leo I. Higdon, Jr.      237,245,656         1,932,126
            William S. Norman       237,188,214         1,989,568
            Charles R. Shoemate     237,256,676         1,921,106

   2. APPOINTMENT OF INDEPENDENT AUDITORS:

      The stockholders were asked to ratify the appointment of KPMG LLP as independent auditors for the Company for 2000. This matter was approved by the stockholders with 237,496,633 votes cast for 587,321 votes cast against and 1,093,828 votes withheld.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   a) Exhibits pursuant to Item 601 of Regulation S-K.

      Exhibit 3 (b)   - The By-Laws amended as of April 28, 2000 (corrected exhibit).
      Exhibit 11      - Statements regarding the computation of earnings per share.
      Exhibit 12      - Statement regarding the computation of ratios of earnings to fixed charges.
      Exhibit 27      - Financial data schedule.
      Exhibit 27 (a)  - Financial data schedule (amended 1999).

   b) Reports on Form 8-K.

      There was one report filed on Form 8-K during the first quarter of 2000 which incorporated under Item 5, Other Events, two press releases, dated February 7 and 8, 2000, describing the Company's acquisition of Arisco Produtos Alimenticios S.A.

                          BESTFOODS AND SUBSIDIARIES




                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          BESTFOODS


DATE:    May 9, 2000

                                          /S/ Robert J. Gillespie
                                          -------------------------------------
                                          (Robert J. Gillespie)
                                          Executive Vice President, Strategic
                                          Business
                                          Development and Finance




DATE:    May 9, 2000
                                          /S/ Philip V. Terenzio
                                          -------------------------------------
                                          (Philip V. Terenzio)
                                          Vice President and Controller