Form 10-Q
period 2000-06-30
BESTFOODS
filed 2000-08-03
CIK 25350

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------

                                    FORM 10-Q
                                  -------------

       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                       FOR THE QUARTER ENDED JUNE 30, 2000

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


                             CLASS                                                 OUTSTANDING AT JUNE 30, 2000
                  Common Stock, $.25 par value                                          277,407,350 shares

                          PART I FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                           BESTFOODS AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                        Three Months Ended          Six Months Ended
($ Millions except per share amounts)                        June 30,                   June 30,
                                                             --------                   --------
                                                         2000         1999         2000            1999
                                                         ----         ----         ----            ----
Net sales                                              $2,208        $2,155        $4,426        $4,350
Cost of sales                                           1,158         1,131         2,314         2,308
                                                       ------        ------        ------        ------
Gross profit                                            1,050         1,024         2,112         2,042
Operating expenses                                        684           691         1,438         1,424
                                                       ------        ------        ------        ------
Operating income before merger related expenses           366           333           674           618
Merger related expenses                                    45            --            45            --
                                                       ------        ------        ------        ------
Operating Income                                          321           333           629           618
Financing costs                                            59            51           106            97
                                                       ------        ------        ------        ------
    Income before income taxes                            262           282           523           521
Provision for income taxes                                 88            97           175           180
                                                       ------        ------        ------        ------
                                                          174           185           348           341
Minority stockholders' interest                            11             9            25            21
                                                       ------        ------        ------        ------
Net income                                             $  163        $  176        $  323        $  320
                                                       ======        ======        ======        ======

AVERAGE COMMON SHARES OUTSTANDING:
    Basic                                               274.5         279.0         275.4         279.9
    Diluted                                             285.1         288.0         284.9         288.9

EARNINGS PER COMMON SHARE:
    Basic                                              $ 0.59        $ 0.62        $ 1.16        $ 1.13
    Diluted                                            $ 0.57        $ 0.61        $ 1.13        $ 1.10


CASH DIVIDENDS DECLARED PER COMMON SHARE               $0.265        $0.245        $ 0.53        $ 0.49

See notes to consolidated financial statements.

                           BESTFOODS AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                (Unaudited)
($ Millions)                                                                   June 30, 2000     Dec. 31, 1999
                                                                               -------------     -------------
ASSETS
Current assets
    Cash and cash equivalents                                                       $    89         $    68
    Notes and accounts receivable, net                                                1,307           1,234
    Inventories                                                                         828             792
    Prepaid expenses                                                                    108              78
    Deferred tax asset                                                                   30              32
                                                                                    -------         -------
        Total current assets                                                          2,362           2,204
                                                                                    -------         -------
Investments in and loans to unconsolidated affiliates                                    23              22
                                                                                    -------         -------
Plant and properties                                                                  3,679           3,485
Less accumulated depreciation                                                         1,639           1,521
                                                                                    -------         -------
                                                                                      2,040           1,964
                                                                                    -------         -------
Excess cost over net assets of businesses acquired and other
    Intangible assets (net of accumulated amortization of $390 and $374)              2,188           1,811
                                                                                    -------         -------
Other assets                                                                            253             231
                                                                                    -------         -------
                                                                                    $ 6,866         $ 6,232
                                                                                    =======         =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Notes and drafts payable                                                        $ 1,429         $   624
    Accounts payable and accrued liabilities                                          1,529           1,499
    Income taxes payable                                                                176             171
    Dividends payable                                                                    73              74
                                                                                    -------         -------
        Total current liabilities                                                     3,207           2,368
                                                                                    -------         -------
Non-current liabilities                                                                 939             929
                                                                                    -------         -------
Long-term debt                                                                        1,789           1,842
                                                                                    -------         -------
Deferred taxes on income                                                                  9               7
                                                                                    -------         -------
Minority interest                                                                       156             148
                                                                                    -------         -------
Stockholders' equity
    Preferred stock, authorized 25 million shares $1 par value                           --              --
    Series B ESOP convertible 3 million shares designated
        1.6 million shares issued at stated value (1999: 1.7 million shares)            145             151
    Series A Junior Participating 2 million shares designated - none issued              --              --
    Common stock authorized 900 million shares $.25 par value - issued
        390.5 million shares                                                             98              98
    Capital in excess of par value of stock                                             183             174
    Unearned ESOP compensation                                                          (55)            (65)
    Accumulated other comprehensive income                                             (840)           (643)
    Common stock in treasury at cost - 115.8 million shares
        (1999: 112.7 million shares)                                                 (2,305)         (2,145)
    Retained earnings                                                                 3,540           3,368
                                                                                    -------         -------
        Total stockholders' equity                                                      766             938
                                                                                    -------         -------
                                                                                    $ 6,866         $ 6,232
                                                                                    =======         =======

See notes to consolidated financial statements.

                           BESTFOODS AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                               Six Months Ended
($ Millions)                                                       June 30,
                                                                   --------
                                                               2000          1999
                                                               ----          ---
Cash flows from (used for) operating activities
Net income                                                    $ 323         $ 320
Non-cash charges (credits) to net income
    Depreciation and amortization                               133           128
    Deferred taxes                                               19           (15)
Other, net                                                       37             6
Changes in trade working capital:
    Notes and accounts receivable and prepaid expenses          (39)          (77)
    Inventories                                                   3           (17)
    Accounts payable and accrued liabilities                    (57)            6
                                                              -----         -----
Net cash flows from operating activities                        419           351
                                                              -----         -----
Cash flows from (used for) investing activities
Capital expenditures                                            (96)         (124)
Proceeds from disposal of plants and properties                  16            11
Business acquired                                              (490)          (26)
                                                              -----         -----
Net cash flows used for investing activities                   (570)         (139)
                                                              -----         -----
Net cash flows after investments                               (151)          212
                                                              -----         -----
Cash flows from (used for) financing activities
Purchase of treasury stock                                     (178)         (173)
Repayment of long-term debt                                     (49)          (20)
New long-term debt                                               34            18
Net change in short-term debt                                   503            57
Dividends paid on common stock                                 (148)         (140)
Dividends paid on preferred stock                                (6)           (6)
Common stock issued                                              18            10
Other liabilities (assets)                                        0            31
                                                              -----         -----
Net cash flows used for financing activities                    174          (223)
                                                              -----         -----
Effects of exchange rates on cash                                (2)           (8)
                                                              -----         -----
Increase (decrease) in cash and cash equivalents                 21           (19)
                                                              -----         -----
Cash and cash equivalents, beginning of year                     68           142
                                                              -----         -----
Cash and cash equivalents, end of period                      $  89         $ 123
                                                              =====         =====

See notes to consolidated financial statements.

                           BESTFOODS AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

($ Millions)
                                                                                                  Capital in         Unearned
                                                  Comprehensive       Preferred       Common       Excess of           ESOP
                                                      Income            Stock         Stock        Par Value       Compensation
                                                      ------            -----         -----        ---------       ------------
Balance, December 31, 1999                                              $151           $98           $174             $(65)

Comprehensive income
     Net income for the period                       $323

     Foreign currency translation
     Adjustment ($296 pre-tax)                       (197)
                                                     ----
Comprehensive income                                 $126
                                                     ====
ESOP compensation earned                                                                                                 10

ESOP shares redeemed                                                      (6)                          (7)

Dividends:
         Common stock
         Preferred stock
Shares issued for:
         Stock options and deferred
          compensation
                                                                                                       16
Treasury stock acquired

                                                                         ---------------------------------------------------------
Balance, June 30, 2000                                                   $145          $98           $183              $(55)
                                                                         =========================================================


($ Millions)                                  Accumulated
                                                 Other
                                             Comprehensive         Treasury         Retained
                                                 Income             Stock           Earnings
                                                 ------             -----           --------
Balance, December 31, 1999                       $(643)            $(2,145)          $3,368

Comprehensive income
     Net income for the period                                                          323

     Foreign currency translation
     Adjustment ($296 pre-tax)                    (197)

Comprehensive income

ESOP compensation earned

ESOP shares redeemed

Dividends:
         Common stock                                                                  (146)
         Preferred stock                                                                 (5)
Shares issued for:
         Stock options and deferred
          compensation                                                   18

Treasury stock acquired                                                (178)

                                            -----------------------------------------------
Balance, June 30, 2000                            $(840)            $(2,305)         $3,540
                                            ================================================

----------------
See notes to consolidated financial statements.

                           BESTFOODS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   INTERIM FINANCIAL STATEMENTS

     The unaudited consolidated interim financial statements included herein were prepared by management and reflect all adjustments (consisting solely of normal recurring items) which are, in the opinion of management, necessary to present a fair statement of results of operations for the interim periods ended June 30, 2000 and 1999 and the financial position as of June 30, 2000.

        References to "the Company" are to Bestfoods and its consolidated subsidiaries. These statements should be read in conjunction with the consolidated financial statements and the related footnotes to these statements contained in the Company's Annual Report to Stockholders which were incorporated by reference in Form 10-K for the fiscal year ended December 31, 1999.

2.   ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities", as amended in June 2000 by Statement No. 138 (FAS 138), "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which requires the recognition of all derivatives as assets or liabilities in the statement of financial position and measure those instruments at fair value. Changes in fair value of derivatives are recorded in earnings or other comprehensive income depending upon the intended use of the derivative and the resulting designation. The effective date of this statement has been delayed to fiscal years beginning after June 15, 2000. The Company is in the process of determining the impact the adoption of this statement will have on its financial position and results of operations, which is not expected to be significant.

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

3. ACQUISITIONS

     On February 8, 2000, the Company became the 100% owner of Arisco Produtos Alimenticios S.A. (Arisco), a privately-held food company in Brazil. Bestfoods paid $490 million for 100% of the shares in Arisco. Included on the Arisco balance sheet was approximately $262 million of net debt. In 1999 Arisco had annual sales of approximately $440 million. This transaction was accounted for as a purchase. The Company financed this investment through existing credit facilities. Consistent with the Company's international reporting schedule, Arisco's financial results and financial condition are included for the first time in the Company's financial statements this quarter. Arisco had sales of $54.6 million and an operating loss of $1.1 million for the second quarter.

4.   INVENTORIES

Inventories are summarized as follows:

($ Millions)                                       June 30, 2000             Dec. 31, 1999
                                                   -------------             -------------
Finished and goods in process                               $546                       $501
Raw materials                                                161                        181
Supplies                                                     121                        110
                                                            ----                       ----
                                                            $828                       $792
                                                            ====                       ====

5.   LONG-TERM DEBT

Long-term debt is summarized as follows:

($ Millions)                                              June 30, 2000   Dec. 31, 1999
                                                          -------------   -------------
7.71% ESOP guaranteed notes due December 2004                 $   84        $   94
5.625% -- 6.75% pollution control revenue bonds due
  2007-2016                                                       15            15
5.6% notes due 2097 (effective rate 7.3%)                        100           100
7.0% notes due 2017                                              150           150
6.15% notes due 2006                                             300           300
7.25% notes due 2026                                             300           300
6.625% notes due 2028                                            250           250
Medium term notes at various rates due 2000-2005                 175           175
5% Swiss franc debentures                                        120           133
6.75% German mark debentures                                      98           109
2.3% Japanese yen term loan                                       15            17
Other secured and unsecured notes and loans at various
  rates and due dates                                            407           281
                                                              ------        ------
                                                               2,014         1,924
                                                              ------        ------
Less current maturities                                          225            82
                                                              ------        ------
                                                              $1,789        $1,842
                                                              ======        ======

6.   CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplementary information for the consolidated statements of cash flows is set forth below:


($ Millions)                                               Six Months Ended June 30,
                                                              2000         1999
                                                              ----         ----
Cash paid during the period for:
         Interest                                             $113        $108
         Income taxes                                          117         123

Details of businesses acquired were as follows:
         Fair value of assets acquired                         752          33
         Less: Liabilities assumed                             262           7
                                                              ----        ----
         Net cash paid                                        $490        $ 26
                                                              ====        ====

7.   FINANCIAL INSTRUMENTS

     The Company's policies regarding hedging of foreign currency cash flows and commodity purchases are set forth in the Annual Report to Stockholders which was filed as Exhibit 13 to Form 10-K for the year ended December 31, 1999.

FOREIGN EXCHANGE CONTRACTS

      At June 30, 2000, the Company had forward exchange contracts to deliver $3 million in Hong Kong dollars and $5 million in German marks and to purchase $33 million in German marks and $3 million in Swiss francs.

COMMODITIES

     At June 30, 2000 the outstanding commodity contracts were not material to the Company's financial position or results of operations.

INTEREST RATE SWAPS

     At June 30, 2000, the Company had interest rate swap agreements outstanding with notional amounts of $200 million. A portion of the Company's fixed-rate debt position was hedged with these agreements. The fixed weighted-average receive rate was 5.3% at June 30, 2000 and the floating weighted average rate was 6.5%. These swap agreements terminate on various dates through 2003.

8.   PENDING MERGER TRANSACTION AND RELATED EXPENSES

     As previously reported, on June 6, 2000, the Company and Unilever PLC and Unilever N.V. (collectively "Unilever") announced that they had signed a definitive merger agreement, as a result of which the Company will become an indirect wholly owned subsidiary of Unilever. Under the terms of the agreement, as amended, upon the effectiveness of the merger of an indirect subsidiary of Unilever into the Company, each outstanding share of the Company will be converted into the right to receive $73 per share in cash. The transaction is expected to close in the fourth quarter of 2000, subject to the vote of the Company's and Unilever's stockholders and customary regulatory approvals and closing conditions. Reference is made to the Company's Schedule 14A filed June 6, 2000, Form 8-K filed June 21, 2000, Form 8-A/A filed June 23, 2000 and
Schedule 14A filed July 7, 2000. As a result of the pending merger, the Company has accrued a charge of $45 million ($30 million after tax or $.11 per share) through June 30, 2000 for merger-related costs taken in the second quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     NET SALES for the three months ended June 30, 2000 increased $53 million to $2,208 million, up 2.5% from the $2,155 million for the same period last year. This increase was due to a 7.4% improvement in worldwide volumes (including the impact of acquisitions of 4.7%). Significantly offsetting this increase was the negative 4% impact of currency values, particularly in Europe.

     An analysis of net sales by division is as follows:

                        Three Months Ended           Six Months Ended
                              June 30,                    June 30,
                       2000             1999       2000          1999
                       ----             ----       ----          ----
North America        $  533        $  508        $  956        $  883
Europe                  840           903         1,795         1,898
Latin America           302           234           583           533
Asia                     96            87           210           186
Baking                  437           423           882           850
                     ------        ------        ------        ------
Total                $2,208        $2,155        $4,426        $4,350
                     ======        ======        ======        ======

     North American sales were up 4.8% for the quarter and 8.3% for the six-month period due to increased volumes from the Case-Swayne food ingredient acquisition. Mayonnaise volumes were lower in the quarter, but 5.6% higher for the six-month period. Volumes of dressings, Knorr products and peanut butter were up for the quarter while volumes of Mueller's and Mazola products decreased. Overall, prices for the division decreased.

     In Europe, net sales declined 6.9% or $63 million for the quarter and 5.4% for the six-month period due entirely to unfavorable exchange rates. Volumes improved 1.8%, mainly from existing businesses, and prices were up. Excluding the impact of exchange sales would have been up 2%.

     Net sales in Latin America for the second quarter were 29% higher compared to the prior year, when a Brazilian currency devaluation had a strong negative impact on results. Volumes excluding acquisitions were up 7.2% and including the Arisco acquisition were up 33%. These volume increases were slightly offset by lower prices and negative currency impacts.

     In Asia, net sales improved 10.8% for the quarter and 13% for the six-month period compared to the prior year. A 21% volume improvement accounted for this increase. Prices were lower, and currency comparisons were slightly negative for the quarter.

     Net sales in the Baking business increased 3.2% for the quarter and 3.7% for the six-month period compared to last year. Volumes increased 3.2% in the quarter due to higher volumes of breads and Thomas' products.

     COST OF SALES AND OPERATING EXPENSES. Cost of sales as a percentage of net sales was 52% for the three months ended June 30, 2000, resulting in a gross profit margin of 47.6%, which is flat compared to the same period last year. Operating expenses decreased 1% from the prior year excluding a $45 million pre-tax charge for merger-related costs taken in the second quarter.

     OPERATING INCOME for the three months ended June 30, 2000 increased 10% to $366 million excluding the merger-related charge. This increase was chiefly the result of the higher volumes and improved margins in all divisions except Latin America. Unfavorable exchange rates partially offset the gains mentioned above.

     FINANCING COSTS of $59 million increased 17% compared to the last year mainly due to increased interest expense related to the Arisco acquisition.

     PROVISION FOR INCOME TAXES. The effective tax rate was 33.5% in the second quarter of 2000 compared to 34.5% for the same period a year ago. The lower rate in 2000 resulted from a decrease in the effective tax rates in various foreign jurisdictions. The Company expects the effective tax rate to remain at 33.5% for the foreseeable future.

     NET INCOME AND EARNINGS PER DILUTED COMMON SHARE for the three months ended June 30, 2000 increased 9.9% and 11.5%, respectively to $193 million or $.68 per diluted share compared to $176 million or $.61 per diluted share last year. Contributing to the improved results were a $.08 per share improvement in operating income, a slightly lower effective tax rate contributing $.01 per share, and fewer shares outstanding also adding $.01 per share. Higher financing costs and increased minority equities lowered earnings per share by $.02 and $.01, respectively.

     MERGER CHARGE. The Company accrued a charge of $45 million ($30 million after tax) through June 30, 2000 for costs relating to the pending Bestfoods Unilever merger.

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

LIQUIDITY AND CAPITAL RESOURCES

     During the six-month period ended June 30, 2000, strong cash flows from operations continued to fund the Company's working capital requirements, capital expenditures and dividend payments. Working capital on a cash flow basis increased $93 million during the first six months of 2000 compared to $88 million for the same period of 1999. Capital expenditures at $96 million were lower than last year's six-month period of $124 million. The Company share buyback program continued until April 25, 2000 totaling $176 million (4.0 million shares) for the year until such date.

     The Company's indebtedness at June 30, 2000 and December 31, 1999 is summarized herein under the caption "Long-term debt" on page 6. Material terms of all loans, lines of credit and covenants are discussed in the "Long-term debt" note found on pages 35 and 36 of the Company's 1999 Annual Report and filed as Exhibit 13 to the 1999 Form 10-K.

     At June 30, 2000, the ratio of consolidated borrowed debt to EBITDA was
2.7. Additionally, the ratio of EBITDA to interest was 8.1 at June 30, 2000.


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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Quantitative Disclosure - There have been no material changes in the Company's market risk during the six months ended June 30, 2000.

     Qualitative Disclosure - This information is set forth on page 33, under the caption "Financial Instruments," of the Company's 1999 Annual Report which was filed as Exhibit 13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and is incorporated herein by reference.

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     As previously disclosed, immediately following public announcement on May 2, 2000, of the Board of Directors' determination to reject an earlier unsolicited proposal from Unilever to acquire all of the outstanding shares of Bestfoods, ten shareholders, each purporting to sue on behalf of a class of all Bestfoods shareholders, began to file putative class actions against the Company and the Board of Directors in the Court of Chancery for the State of Delaware in and for New Castle County. There have been no developments in these proceedings.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a) Exhibits pursuant to Item 601 of Regulation S-K.

        Exhibit 10 - Standard form of amendment to severance agreement for executive officers of the Company

        Exhibit 11 - Statements regarding the computation of earnings per share.

        Exhibit 12 - Statement regarding the computation of ratios of earnings to fixed charges.

        Exhibit 27 - Financial data schedule.

     b) Reports on Form 8-K.

         There was one report filed on Form 8-K on June 21, 2000 during the second quarter of 2000 which incorporated under Item 5, Other Events, the Agreement and Plan of Merger, dated June 6, 2000 by and among Unilever PLC, Unilever N.V., Conopco, Inc., Titan Acquisition Company and Bestfoods and a joint press release, dated June 6, 2000, describing the Company's announcement regarding the signing of the merger agreement.

                           BESTFOODS AND SUBSIDIARIES




                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    BESTFOODS


DATE:    August 3, 2000

                                   /S/  Robert J. Gillespie
                                   --------------------------------------------
                                   (Robert J. Gillespie)
                                   Executive Vice President, Strategic Business
                                   Development and Finance




DATE:    August 3, 2000
                                   /S/ Philip V. Terenzio
                                   --------------------------------------------
                                   (Philip V. Terenzio)
                                   Vice President and Controller