Form 10-Q/A
period 2000-06-30
BESTFOODS
filed 2000-08-10
CIK 25350

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------

                                 FORM 10-Q/A1
                                 ------------

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

     At June 30, 2000, the ratio of consolidated borrowed debt to EBITDA was
2.1. Additionally, the ratio of EBITDA to interest was 8.1 at June 30, 2000.


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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a) Exhibits pursuant to Item 601 of Regulation S-K. (Exhibits filed with the original 10-Q submission dated August 3, 2000.)

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


DATE:    August 10, 2000

                                   /S/  Robert J. Gillespie
                                   --------------------------------------------
                                   (Robert J. Gillespie)
                                   Executive Vice President, Strategic Business
                                   Development and Finance




DATE:    August 10, 2000
                                   /S/ Philip V. Terenzio
                                   --------------------------------------------
                                   (Philip V. Terenzio)
                                   Vice President and Controller